Form 10QSB
period 1996-03-31
AVALON COMMUNITY SERVICES INC
filed 1996-05-15
CIK 872202

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996


                        COMMISSION FILE NUMBER: 0-20307

                        AVALON COMMUNITY SERVICES, INC.
                    (EXACT NAME OF SMALL BUSINESS ISSUER AS
                      SPECIFIED IN ITS CORPORATE CHARTER)


         NEVADA                                                                13-3592263
         ------                                                                ----------
(STATE OF INCORPORATION)                                            (I.R.S. EMPLOYER I.D. NUMBER)


               13401 RAILWAY DRIVE, OKLAHOMA CITY, OKLAHOMA 73114
               --------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                                 (405) 752-8802
                                 --------------
                          (ISSUER'S TELEPHONE NUMBER)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                 Yes  X  No
                                     ---    ---

As of April 28, 1996, 2,496,905 shares of the issuer's Class A common stock, par value $.001, and 1,210,000 shares of Class B common stock, no par value, were issued and outstanding.

              Transitional Small Business Disclosure Format: Yes     ;   No  X.
                                                                 ----      ----

                        PART I - FINANCIAL INFORMATION
                     AVALON COMMUNITY SERVICES, INC. AND
                          SUBSIDIARIES CONSOLIDATED
                                BALANCE SHEETS

ITEM 1.

                                                                                    December 31,              March 31,
                                                                                        1995                     1996
- --------------------------------------------------------------------------------------------------------------------------
                                                                                                             (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                           $121,176                  $61,231
   Accounts receivable, net of allowance for
       doubtful accounts of $0                                                          283,116                  384,654
   Due from affiliates                                                                   52,966                  132,146
   Prepaids and other                                                                   236,382                  170,873
- --------------------------------------------------------------------------------------------------------------------------
         Total current assets                                                           693,640                  748,904
- --------------------------------------------------------------------------------------------------------------------------
Property and equipment, net                                                           5,525,311                5,455,520
Due from affiliates                                                                     231,248                  175,000
- --------------------------------------------------------------------------------------------------------------------------
         Total assets                                                                $6,450,199               $6,379,424
==========================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities                                            $183,233                 $161,515
   Due to affiliates                                                                    175,028                  172,900
   Current maturities of long-term debt                                                 278,837                  601,738
- --------------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                      637,098                  936,153
- --------------------------------------------------------------------------------------------------------------------------
Long-term debt, less current maturities                                               3,449,275                3,116,700
Deferred income taxes                                                                    23,000                   18,100
- --------------------------------------------------------------------------------------------------------------------------
         Total liabilities                                                            4,109,373                4,070,953
- --------------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
   Common stock:
         Class A - par value $.001; 20,000,000 shares
           authorized; 2,496,905 shares issued and
           outstanding                                                                    2,497                    2,497
         Class B - no par 4,000,000 shares authorized;
           1,210,000 shares issued and outstanding                                          ---                      ---
   Preferred stock; par value $.001; 1,000,000
         shares authorized; none issued                                                     ---                      ---
   Paid-In capital                                                                    2,678,214                2,678,214
   Accumulated deficit                                                                 (339,885)                (372,240)
- --------------------------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                                   2,340,826                2,308,471
- --------------------------------------------------------------------------------------------------------------------------
         Total liabilities and stockholders' equity                                  $6,450,199               $6,379,424
==========================================================================================================================

 These accompanying notes are an integral part of these consolidated financial statements.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                         For the Three Months Ended
                                                                    ------------------------------------
                                                                                 March 31,
                                                                                 ---------
                                                                       1995                     1996
- --------------------------------------------------------------------------------------------------------
Revenues                                                             $687,146                 $817,374
- --------------------------------------------------------------------------------------------------------
Costs and expenses
   Direct operating                                                   399,707                  542,970
   General and administrative                                         153,514                  158,458
   Depreciation and amortization                                       54,479                   85,911
- --------------------------------------------------------------------------------------------------------
                                                                      607,700                  787,339
- --------------------------------------------------------------------------------------------------------
         Income from operations                                        79,446                   30,035
   Interest Expense                                                    29,462                   82,190
- --------------------------------------------------------------------------------------------------------
             Income (loss) from continuing operations
                before income tax expense (benefit)                    49,984                  (52,155)
   Income tax expense (benefit)                                        19,000                  (19,800)
- --------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                               30,984                  (32,355)
- --------------------------------------------------------------------------------------------------------
Discontinued operations:
   Loss of operations, net of income tax                              (16,574)                     ---
   Loss on disposal, net of income tax                                (42,812)                     ---
- --------------------------------------------------------------------------------------------------------
         Loss from discontinued operations                            (59,386)                     ---
- --------------------------------------------------------------------------------------------------------
Net income (loss)                                                    $(28,402)                $(32,355)
========================================================================================================

Net income (loss) per share:
   Continuing operations                                                $0.01                   $(0.01)
   Discontinued operations                                              (0.02)                    0.00
- --------------------------------------------------------------------------------------------------------
         Net income (loss) per share:                                  $(0.01)                  $(0.01)
========================================================================================================
Weighted average number of common
   and common equivalent shares outstanding                         2,496,905                2,496,905
========================================================================================================





  The accompanying notes are an integral part of these consolidated financial statements.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)

                                                                  For the three months ended March 31,
- ---------------------------------------------------------------------------------------------------------
                                                                      1995                      1996
- ---------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net income (loss)                                                 $(28,402)                 $(32,355)
   Adjustments to reconcile net income (loss) to
     net cash provided by (used for) operating activities
       Depreciation and amortization                                   58,296                    85,911
       Provision for (benefit from) deferred income taxes              (4,300)                   (4,900)
       Loss on sale of property                                         3,366                     1,014
       Changes in operating assets and liabilities:
          Decrease (increase) in -
             Accounts receivable                                       24,072                  (101,538)
             Prepaids and other                                           110                    65,509
         Decrease in accounts payable
          and accrued liabilities                                    (133,238)                  (21,718)
- ---------------------------------------------------------------------------------------------------------
       Net cash provided by (used for) operating  activities          (80,096)                   (8,077)
- ---------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
   Capital expenditures                                              (643,154)                  (21,134)
   Proceeds from disposition of property                               10,405                     4,000
- ---------------------------------------------------------------------------------------------------------
       Net cash used for investing activities                        (632,749)                  (17,134)
- ---------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
   Net cash advances from (to) affiliates                             (13,752)                  (25,060)
   Proceeds from short-term borrowings                                    ---                   768,103
   Repayment of short-term borrowings                                 (75,196)                 (706,731)
   Proceeds from long-term borrowings                                 635,834                       ---
   Registration costs                                                  (1,110)                      ---
   Repayment of long-term borrowings                                  (42,369)                  (71,046)
- ---------------------------------------------------------------------------------------------------------
       Net cash provided by (used for) financing activities           503,407                   (34,734)
- ---------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH                                                 (209,438)                  (59,945)
CASH, BEGINNING OF PERIOD                                             493,823                   121,176
- ---------------------------------------------------------------------------------------------------------
CASH, END OF PERIOD                                                  $439,321                 $  61,231
=========================================================================================================



  The accompanying notes are an integral part of these consolidated financial statements.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   NATURE OF BUSINESS - Avalon Community Services, Inc. ("the Company") is a developer and operator of community based services. The Company provides private correctional services, substance abuse treatment services, assisted living services, residential care services, and outpatient mental health services. The Company has entered into agreements effective in 1996 to provide substance abuse treatment services for inmates, and to develop and manage assisted living centers.

   PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all material intercompany balances and transactions.

   USE OF ESTIMATES - The preparation of the consolidated financial statements require the use of managements's estimates and assumptions in determining the carrying values of certain assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts for certain revenues and expenses during the reporting period. Actual could differ from those estimated.

   NET INCOME (LOSS) PER COMMON SHARE - Net income (loss) per common share is calculated based on the weighted average number of common, and when dilutive, common equivalent shares outstanding using the treasury stock method. There were no differences between primary and fully diluted earnings per share for the periods presented.

   INTERIM FINANCIAL STATEMENTS - The consolidated balance sheet as of March 31, 1996 and the statements of operations for the three months ended March 31, 1995 and 1996 are unaudited and, in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the financial position as of such date and the results of operations and cash flows for the periods then ended. All such adjustments are of a normal and recurring nature.

   The financial statements included herein have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the December 31, 1995 Form 10-KSB filing. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the three months ended March 31, 1996, are not necessarily indicative of the results that may be expected for the entire year ended December 31, 1996.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                  (Unaudited)

NOTE 2 - LONG-TERM DEBT

   Long-term debt and notes payable consist of the following:

                                                               December 31,           March 31,
                                                                  1995                  1996
                                                                  ----                  ----
Notes payable to banks, collateralized by
    equipment, due in installments
    through May 1998, with interest
    from 9.5% to 11%.                                          $173,992               $163,062

Notes payable to banks, collateralized by
    transportation equipment, due in
    installments through November 1997,
    with interest ranging from 6.25%
    to 9.25%.                                                   141,586                120,415

Notes payable to banks, collateralized by
    real estate, due in installments through
    October 2000, with interest ranging
    from 8.5% to 12%.                                         3,149,100              3,110,156

Notes payable to bank, line of credit
     with interest of 1% above prime
     maturing February 1997                                     263,434                324,805
                                                        ---------------          -------------
                                                              3,728,112              3,718,438
Less - current maturities                                       278,837                601,738
                                                         --------------          -------------

                                                             $3,449,275             $3,116,700
                                                         ==============          =============

    Substantially all notes payable and long-term debt has been personally guaranteed by the Company's CEO. The revolving bank line of credit provides for aggregate maximum borrowing of $380,000. The line of credit is collateralized by the Company's state contract revenues and matures in February 1997.

NOTE 3 - STOCKHOLDERS' EQUITY

    The Company has outstanding 275,100 Class B stock purchase warrants exercisable at $6.00 per share. The warrants may be exercised at any time. The Class B warrants expire in March, 1999. The warrants may be redeemed by the Company at any time for $.01 per share, with the exception of certain warrants relating to 1,600 shares of common stock.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (Unaudited)

    The Company completed a private placement of 1,000,000 shares of its common stock and 1,000,000 Class C stock purchase warrants in August, 1994. The Class C stock purchase warrants provide for the purchase of the Company's stock at a price of $3.50 per share through December, 1998. In the private placement there are 100,000 shares of common stock and 100,000 Class C stock purchase warrants reserved for underwriters.

    The Company adopted a stock option plan (the "Plan") in August 1994, providing for the issuance of 250,000 shares of common stock pursuant to both incentive stock options, intended to qualify under Section 422 of the Internal Revenue Code, and options that do not qualify as incentive stock options ("non-statutory"). The purpose of the Plan is to provide continuing incentives to the Company's officers, key employees, members of the Board of Directors and consultants. The options generally vest over a five year period. Non-statutory options providing for the issuance of 229,900 shares of common stock were outstanding at March 31, 1996. The exercise prices range from $1.50 to $2.22 per share. Options providing for the issuance of 14,740 shares were exercisable at March 31, 1996.

NOTE 4 - LITIGATION

    An action filed in August, 1994 with Roy Allenstein, et al., as Plaintiff, was settled with no material adverse effect on the Company's financial position. An action filed in May, 1995 with Stephanie Layson as Administratrix of the Estate of Richard H. Shepherd, Deceased, Plaintiff, was settled within the policy limits of the Company's insurance. The Company is a party to litigations arising in the normal course of business. Management believes that the ultimate outcome of these matters will not have a material effect on the Company's financial condition or results of operations.

NOTE 5 - SIGNIFICANT CONTRACTS

    The Company was awarded a contract in February 1996 with the State of Nebraska Department of Correctional Services to provide substance abuse treatment services. The Nebraska contract has a fifteen month term with two
(2), two year renewal options. The Contract is to provide substance abuse treatment services in five Nebraska Correctional Centers. The Company began providing the contract services in March 1996.

    The Company entered into an agreement in 1996 with an affiliate to develop and operate an assisted living center in Fort Collins, Colorado. The construction of the assisted living center is scheduled to begin in the second half of 1996 and be completed in the first quarter of 1997.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash was reduced by $60,000 for the three months ended March 30, 1996. Approximately $35,000 was used for financing activities and approximately $21,000 was used for capital expenditures. The Company's capital
expenditures consisted primarily of leasehold improvement costs.   Working
capital was negative as of March 30, 1996, primarily due to a line of credit maturing in February 1997. Repayment of long term borrowing was approximately $71,000 with no additional long term borrowings incurred.

    The corrections segment of the Company is continuing to expand. The two correctional facilities in Oklahoma have not yet reached their maximum capacity, and it is normal and anticipated to reach maximum capacity over an extended length of time. Additional cash flows from the correctional centers will continue to be recognized as the facility reaches full capacity. In the first quarter 1996, the Avalon Correctional Center remains at a break-even level before interest and depreciation. Occupancy level is expected to increase later in 1996. New proposals will be submitted with the State of Oklahoma for both correctional facilities in July 1996.

    In March, 1996, the Company began substance abuse treatment programs in state correctional facilities in Nebraska and in April, 1996, agreed to operate substance abuse programs in correctional facilities in Florida. No capital expenditures are required. Substance abuse programs generate cash flow immediately after operations begin.

    The Company has plans for the development and management of multiple assisted living centers in Oklahoma and other states in the Midwest. The assisted living center in Oklahoma City, Emerald Square, is under construction and is projected to begin operations in 1996. The Company has entered into an agreement to develop and operate an assisted living center in Ft. Collins, Colorado.

    The Company believes it has sufficient cash reserves and ample cash flows from operations to meet its current cash requirements. Additional sources of funding may be required for future expansion. The Company will explore other sources of funding such as additional bank borrowing or the sale of equity securities. Additional funds may also be available through the exercise of Avalon's outstanding stock purchase warrants. Management is unaware of any other evident trends that are likely to result in material increases or decreases in the liquidity of the Company.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES


RESULTS OF OPERATIONS


THREE MONTHS ENDED MARCH 30, 1996 COMPARED TO THE THREE MONTHS ENDED MARCH 30, 1995 -

    Total revenues for the first quarter 1996 as compared to the first quarter 1995, increased from $687,000 to $817,000 or 19%. Net loss for the three months ended March 30, 1996 was $32,000 or $.01 per share as compared to a loss of $28,000 or $.01 per share in 1995. The loss in 1996 was primarily due to an increase in depreciation and interest attributable to the Carver Center addition and Avalon Correctional Center. In 1995, there was a loss from discontinued operation of $59,000.

    Net gain from operations was approximately $30,000 in 1996 as compared to approximately $79,000 in 1995. The decrease in 1996 was primarily due to a $31,000 increase in depreciation, which is attributable to the Carver Center addition and Avalon Correctional Center.

    Revenue from correctional operations increased by $219,000 or 19% from 1995 to 1996 and operating expenses increased by 36%, both primarily due to the increase in the average census of inmates. Substance abuse services began in correctional facilities in Nebraska during March 1996, increasing revenue and expenses by approximately 2%. The average number of inmates or census for the first quarter 1996 was 40% higher in 1996 as compared to 1995, due to the opening of Avalon Correctional Center. Carver Center's operating profit margin remained fairly constant at 54%, while Avalon Correctional Center's operating profit margin is at 25%. The operating cost per person decreased as the number of inmates increased, therefore Avalon Correctional Center's operating costs will be higher per person until such time the number of inmates increases at that facility.

    Operating revenues and operating expenses for contract services, which are mostly residential care, decreased by 37%, primarily due to a 16% decreased in occupancy and a loss of state contract revenues.

    General and administrative expenses were consistent, increasing by $5,000 in 1996. Interest expense increased approximately $53,000 primarily due to interest related to the construction of the Carver Center addition and the Avalon Correctional Center in 1995. Depreciation expense increased by $31,000 in 1996 as a result of the new correctional facilities.

               AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES

                         PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings -

         An action filed in August, 1994 with Roy Allenstein, et al, as Plaintiff, was settled with no material adverse effect on the Company's financial position. An action filed May, 1995 with Stephanie Layson as Administratrix of the estate of Richard H. Shepherd, Deceased, Plaintiff, was settled within the policy limits of the Company's insurance.

ITEM 2.  Changes in Securities - None.

ITEM 3.  Defaults Upon Senior Securities - Not Applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders - None.

ITEM 5.  Other Information - None.

ITEM 6.  a)      Exhibits -
                 Exhibit 27.  Financial Data Schedule..

         b)      Reports on Form 8-K - None Filed.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    May 15, 1996                      AVALON COMMUNITY SERVICES, INC.



                                           By: /s/ Jerry Sunderland
                                               ------------------------------
                                                   Jerry Sunderland
                                                   President

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES


                              INDEX TO EXHIBITS


Exhibit No.                      Description
- -----------                      -----------
   27                 Financial Data Schedule