Form 10-Q
period 1996-06-30
AVALON COMMUNITY SERVICES INC
filed 1996-08-14
CIK 872202

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996


                        COMMISSION FILE NUMBER: 0-20307

                        AVALON COMMUNITY SERVICES, INC.
                    (EXACT NAME OF SMALL BUSINESS ISSUER AS
                      SPECIFIED IN ITS CORPORATE CHARTER)


         NEVADA                                            13-3592263
- ------------------------                           -----------------------------
(STATE OF INCORPORATION)                           (I.R.S. EMPLOYER I.D. NUMBER)


               13401 RAILWAY DRIVE, OKLAHOMA CITY, OKLAHOMA 73114
               --------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (405) 752-8802
                          ---------------------------
                          (ISSUER'S TELEPHONE NUMBER)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                            Yes    X         No
                                 -----           -----

As of August 1, 1996, 2,870,905 shares of the issuer's Class A common stock, par value $.001, and 1,210,000 shares of Class B common stock, no par value, were issued and outstanding.

       Transitional Small Business Disclosure Format:   Yes    ; No  X  .
                                                            ---     ---

                         PART I - FINANCIAL INFORMATION
                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
ITEM 1.

                                                                   December 31,               June 30,
                                                                       1995                     1996
- --------------------------------------------------------------------------------------------------------
ASSETS                                                                                       (Unaudited)
Current assets:

   Cash and cash equivalents                                       $   121,176                $1,009,358

   Accounts receivable, net of allowance for
       doubtful accounts of $0                                         283,116                   472,950

   Due from affiliates                                                  52,966                   204,290

   Prepaids and other                                                  236,382                   357,087
- --------------------------------------------------------------------------------------------------------
         Total current assets                                          693,640                 2,043,685
- --------------------------------------------------------------------------------------------------------
Property and equipment, net                                          5,525,311                 5,479,743

Due from affiliates                                                    231,248                   175,000
- --------------------------------------------------------------------------------------------------------
         Total assets                                              $ 6,450,199                $7,698,428
========================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable and accrued liabilities                        $  183,233                 $  259,813

   Due to affiliates                                                  175,028                    342,676

   Current maturities of long-term debt                               278,837                    924,830
- --------------------------------------------------------------------------------------------------------
         Total current liabilities                                    637,098                  1,527,319
- --------------------------------------------------------------------------------------------------------
Long-term debt, less current maturities                             3,449,275                  2,759,659

Deferred income taxes                                                  23,000                      5,524
- --------------------------------------------------------------------------------------------------------
         Total liabilities                                          4,109,373                  4,292,502
- --------------------------------------------------------------------------------------------------------
Stockholders' equity:

   Common stock:

         Class A - par value $.001; 20,000,000 shares
           authorized; 2,496,905 and 2,868,905 shares
           outstanding in 1995 and 1996, respectively                   2,497                      2,869

         Class B - no par 4,000,000 shares authorized;
           1,210,000 shares issued and outstanding                        ---                        ---

   Preferred stock; par value $.001; 1,000,000
         shares authorized; none issued                                   ---                        ---

   Paid-In capital                                                  2,678,214                  3,857,277

   Accumulated deficit                                               (339,885)                  (454,221)
- --------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                 2,340,826                  3,405,927
- --------------------------------------------------------------------------------------------------------
         Total liabilities and stockholders' equity                $6,450,199                 $7,698,428
========================================================================================================


     These accompanying notes are an integral part of these consolidated financial statements.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                   Three Months Ended             Six Months Ended
                                                        June 30,                      June 30,
                                                  1995           1996           1995           1996
- ------------------------------------------------------------------------------------------------------
Revenues                                      $  723,078   $    811,763     $1,410,224      $1,629,137
- ------------------------------------------------------------------------------------------------------
Costs and expenses

   Direct operating                              418,850        516,337        818,557       1,059,307

   General and administrative                    162,233        170,012        315,747         328,470

   Depreciation and amortization                  56,864         95,490        111,343         181,401
- ------------------------------------------------------------------------------------------------------
                                                 637,947        781,839      1,245,647       1,569,178
- ------------------------------------------------------------------------------------------------------
         Income from operations                   85,131         29,924        164,577          59,959

    Less Litigation expense reserve (Note            ---         70,000            ---          70,000

    Less Interest Expense                         52,017         92,181         81,479         174,371
- ------------------------------------------------------------------------------------------------------
             Income (loss) from continuing
                before income tax expense         33,114       (132,257)        83,098        (184,412)

   Income tax expense (benefit)                   12,600        (50,276)        31,600         (70,076)
- ------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations          20,514        (81,981)        51,498        (114,336)
- ------------------------------------------------------------------------------------------------------
Discontinued operations:

   (Loss)gain of operations, net of income
             benefit of $25,165                      ---            ---        (16,574)            ---

   (Loss)gain on disposal, net of income
             Benefit of $26,200                    1,788            ---        (41,024)            ---
- ------------------------------------------------------------------------------------------------------
         Loss from discontinued operations         1,788            ---        (57,598)            ---
- ------------------------------------------------------------------------------------------------------
Net income (loss)                             $   22,302   $    (81,981)    $   (6,100)     $ (114,336)
======================================================================================================

Net income (loss) per share:

   Continuing operations                      $    0.01    $      (0.03)    $     0.02      $    (0.04)

   Discontinued operations                          ---             ---          (0.02)            ---
- ------------------------------------------------------------------------------------------------------
         Net income (loss) per share:         $    0.01    $      (0.03)    $      ---      $    (0.04)
======================================================================================================
Weighted average number of common
   and common equivalent shares                2,496,905      2,647,894      2,496,905       2,572,400
======================================================================================================





      The accompanying notes are an integral part of these consolidated financial statements.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)

                                                                     For the six months ended June 30,
                                                                       1995                    1996
- -------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:

   Net income (loss)                                             $     (6,100)          $      (114,336)

   Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities

       Depreciation and amortization                                  111,343                   181,401

       Benefit from deferred income taxes                                (900)                  (17,476)

       Loss (gain) on sale of property                                 43,584                    (1,417)

       Changes in operating assets and liabilities:

          Decrease (increase) in -
             Accounts receivable                                       49,243                  (189,834)

             Prepaids and other                                         2,571                  (120,705)

          Increase (decrease) in accounts payable
             and accrued liabilities                                 (187,349)                   76,580
- -------------------------------------------------------------------------------------------------------
       Net cash provided by (used for) operating                       12,392                  (185,787)
- -------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:

   Capital expenditures                                            (1,880,486)                 (138,799)

   Proceeds from disposition of property                               67,826                     4,384
- -------------------------------------------------------------------------------------------------------
       Net cash used for investing activities                      (1,812,660)                 (134,415)
- -------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:

   Net cash advances from (to) affiliates                            (123,719)                   72,573

   Proceeds from short-term borrowings                                    ---                 1,193,102

   Repayment of short-term borrowings                                 (85,837)               (1,189,185)

   Proceeds from long-term borrowings                               1,760,220                    99,125

   Repayment of long-term borrowings                                 (112,313)                 (146,666)

   Net proceeds from warrant exercise                                     ---                 1,179,435
- -------------------------------------------------------------------------------------------------------
       Net cash provided by  financing activities                   1,438,351                 1,208,384
- -------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                      (361,917)                  888,182

CASH, BEGINNING OF PERIOD                                             648,759                   121,176
- -------------------------------------------------------------------------------------------------------
CASH, END OF PERIOD                                              $    286,842           $     1,009,358
=======================================================================================================





      The accompanying notes are an integral part of these consolidated financial statements.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  ( Unaudited)


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

   USE OF ESTIMATES - The preparation of the consolidated financial statements require the use of management's estimates and assumptions in determining the carrying values of certain assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from those estimated.

   NET INCOME (LOSS) PER SHARE - Net income (loss) per share is calculated based on the weighted average number of common, and when dilutive, common equivalent shares outstanding using the treasury stock method. There were no differences between primary and fully diluted earnings per share for the periods presented.

   INTERIM FINANCIAL STATEMENTS - The consolidated balance sheet as of June 30, 1996 and the statements of operations for the three and six months ended June 30, 1995 and 1996 are unaudited and, in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the financial position as of such date and the results of operations and cash flows for the periods then ended. All such adjustments are of a normal and recurring nature.

   The financial statements included herein have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the December 31, 1995 Form 10-KSB filing. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the three and six months ended June 30, 1996, are not necessarily indicative of the results that may be expected for the entire year ended December 31, 1996.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                  (Unaudited)

NOTE 2 - LONG-TERM DEBT

   Long-term debt and notes payable consist of the following:

                                                                     December 31,                 June 30,
                                                                        1995                        1996
                                                                     ------------                -----------
Notes payable to banks, collateralized by
    equipment, due in installments
    through May 1998, with interest
    from 9.5% to 11%.                                                $   173,992                 $   151,841

Notes payable to banks, collateralized by
    transportation equipment, due in
    installments through November 1997,
    with interest ranging from 6.25%
    to 9.25%.                                                            141,586                     133,554

Notes payable to banks, collateralized by
    real estate, due in installments through
    October 2000, with interest ranging
    from 8.5% to 12%.                                                  3,149,100                   3,121,362

Notes payable to bank, line of credit
    with interest of 1% above prime.
    maturing February 1997.                                              263,434                     277,732
                                                                     -----------                 -----------
                                                                       3,728,112                   3,684,489

Less - current maturities                                                278,837                     924,830
                                                                     -----------                 -----------
                                                                     $ 3,449,275                 $ 2,759,659
                                                                     ===========                 ===========

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

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (Unaudited)

    The Company completed a private placement of 1,000,000 shares of its common stock and 1,000,000 Class C stock purchase warrants in August, 1994. The Class C stock purchase warrants provide for the purchase of the Company's stock at a price of $3.50 per share through December, 1998. In the private placement there are 100,000 shares of common stock and 100,000 Class C stock purchase warrants reserved for underwriters. During the second quarter 1996, 372,000 Class C stock purchase warrants were exercised.

    The Company adopted a stock option plan (the "Plan") in August 1994, providing for the issuance of 250,000 shares of common stock pursuant to both incentive stock options, intended to qualify under Section 422 of the Internal Revenue Code, and options that do not qualify as incentive stock options ("non-statutory"). The purpose of the Plan is to provide continuing incentives to the Company's officers, key employees, members of the Board of Directors and consultants. The options generally vest over a five year period.
Non-statutory options providing for the issuance of 244,900 shares of common stock were outstanding at June 30, 1996. The exercise prices range from $1.50 to $2.85 per share. Options providing for the issuance of 22,900 shares were exercisable at June 30, 1996.

NOTE 4 - LITIGATION

    The Company and Elk City Properties, Inc., a wholly owned subsidiary, are involved in a civil lawsuit filed by a former employee. A judgment was rendered against the defendants in August 1996 and the Company established a reserve in the second quarter of 1996 to reflect the potential cost of the judgment. The Company is appealing the judgment.

NOTE 5 - SUBSEQUENT EVENTS

    The Company purchased the operations of the El Paso Intermediate Sanction Facility in El Paso, Texas on August 2, 1996. The prison is being managed by Southern Corrections Systems, Inc., a wholly owned subsidiary of the Company. The total purchase price was approximately $500,000 including the assumption of certain liabilities and the issuance of 50,000 shares of common stock and 200,000 stock purchase warrants. The medium security prison has a capacity of 144 medium security beds with a census of approximately 94. Southern Corrections Systems, Inc. signed a 15 year contract to provide services in the facility for the West Texas Community Supervision and Corrections Department.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash was increased by $888,000 for the six months ended June 30, 1996. This was primarily due to Class C stock purchase warrants being exercised for a net amount of $1,179,000. Approximately $139,000 was used for capital expenditures. Working capital was positive as of June 30, 1996, primarily due to the exercise of warrants. Repayment of long term borrowing was approximately $147,000 with an additional $99,000 long term borrowings incurred.

    The corrections segment of the Company is continuing to expand. In August, the Company purchased the operations of a medium security level prison in El Paso, Texas, primarily using the proceeds from the warrant exercise. Revenues from the El Paso prison will begin immediately and be approximately $110,000 per month before any expansion. Cash flows from the existing correctional centers will continue to be recognized as the facilities reach full capacity. In the second quarter 1996, the Avalon Correctional Center remains at a break-even level before interest and depreciation. Substance and abuse programs were added in Nebraska.

    The Company has plans for the development and management of multiple assisted living centers in Oklahoma and other states in the Midwest. The assisted living center in Oklahoma City, Emerald Square, is under construction and is projected to begin operations in October, 1996. The Company is operating an assisted living center in Ft. Collins, Colorado, Diamond Crest, which will open in late August, 1996.

    The Company believes it has sufficient cash reserves and ample cash flows from operations to meet its current cash requirements. Additional sources of funding may be required for future expansion. The Company will explore other sources of funding such as additional bank borrowing or the sale of equity securities. Additional funds may also be available through the exercise of the Company's outstanding stock purchase warrants. Management is unaware of any other evident trends that are likely to result in material increases or decreases in the liquidity of the Company.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995 -

    Total revenues for the second quarter 1996 as compared to the second quarter 1995, increased from $723,000 to $812,000 or 12%. Net loss for the three months ended June 30, 1996 was $82,000 or $.03 per share as compared to a gain of $22,000 or $.01 per share in 1995. The loss in 1996 was primarily due to the recording of a $70,000 litigation settlement and an increase in depreciation and interest attributable to the Carver Center addition and Avalon Correctional Center.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES

    Net gain from operations was approximately $30,000 in 1996 as compared to approximately $85,000 in 1995. The decrease in 1996 was primarily due to a $39,000 increase in depreciation, which is attributable to the Carver Center addition and Avalon Correctional Center.

    Revenue from correctional operations increased by $202,000 and operating expenses increased by $153,000. The average number of inmates or census for the second quarter 1996 was 23% higher as compared to 1995, due to the opening of Avalon Correctional Center. Carver Center's operating profit margin was 51%, while Avalon Correctional Center's operating profit margin was 19%. The operating cost per person decreases as the number of inmates increases, therefore Avalon Correctional Center's operating costs will be higher per person until such time the number of inmates increases at that facility.

    Operating revenues for contract services, which are mostly residential care, decreased by approximately 37%, primarily due to a 15% decrease in occupancy and a loss of state contract revenues. Operating expenses decreased by 21%, primarily due to the decrease in occupancy.

    General and administrative expenses were fairly consistent, increasing by $8,000 in 1996. Depreciation expense increased by $39,000 in 1996 as a result of the new correctional facilities. Interest expense increased approximately $40,000 primarily due to interest related to the construction of the Carver Center addition and the Avalon Correctional Center in 1995.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995

    Total revenues increased by $219,000 or 16% primarily as a result of an increase in correctional revenues from Avalon Correctional Center of $347,000 offset by a decrease in residential care revenue of approximately $170,000.
Net loss for the six months ended June 30, 1996 was $114,000 or $.04 per share as compared to a net loss for the six months ended June 30, 1996 of $6,000 or $.00 per share. The loss in 1996 was primarily due to a litigation loss of $70,000.

    Revenue from correctional operations increased by $317,000 or 36% from 1995 to 1996 and operating expenses increased by 92%, primarily due to the addition of the Avalon Correctional Center. The profit margin for Carver Center is 51% while the profit margin for Avalon Correctional Center is 19% primarily due to the Avalon Correctional Center. The average number of inmates or census for the first six months ended 1996 increased 31% over 1995.

    Operating revenues for contract services, which are mostly residential care, decreased by $170,000 or 55%, primarily due to a 16% decrease in occupancy and a loss of state contract revenues. There was also a decrease of operating expenses of $115,000 or 38%.

    General and administrative expenses increased by $13,000 or 4%. Depreciation expense increased by $70,000 in 1996 as a result of the construction of the Carver Center addition and the Avalon Correctional Center in 1995. Interest expense increased approximately $93,000 primarily due to interest related to the construction of the new correctional facilities.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                          PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings - See Note 4.

ITEM 2. Changes in Securities - 372,000 common stock warrants were exercised during the second quarter 1996.

ITEM 3.  Defaults Upon Senior Securities - Not Applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders - None.

ITEM 5.  Other Information - None.

ITEM 6.  a)  Exhibits -
             Exhibit 27.  Financial Data Schedule.

         b)  Reports on Form 8-K - None Filed.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                                   SIGNATURES



         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    August 13, 1996                AVALON COMMUNITY SERVICES, INC.



                                        By:  \Jerry Sunderland
                                             ----------------------------------
                                             Jerry Sunderland, President

                                 EXHIBIT INDEX

EXHIBIT
NUMBER       DESCRIPTION
- -------      -----------
  27         Financial Data Schedule