Form 10-Q
period 1996-09-30
AVALON COMMUNITY SERVICES INC
filed 1996-11-14
CIK 872202

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996


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

As of November 1, 1996, 2,927,135 shares of the issuer's Class A common stock, par value $.001, and 1,210,000 shares of Class B common stock, no par value, were issued and outstanding.

     Transitional Small Business Disclosure Format: Yes    ;   No X  .
                                                        ---      ---

                         PART I - FINANCIAL INFORMATION
                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
ITEM 1.

                                                               December 31,          September 30,
                                                                   1995                 1996
---------------------------------------------------------------------------------------------------
                                                                                      (Unaudited)
 ASSETS
 Current assets:
    Cash and cash equivalents                                  $   121,176           $   371,051

    Accounts receivable, net of allowance for
        doubtful accounts of $0                                    283,116               468,005

    Due from affiliates                                             52,966               293,885

    Prepaids and other                                             236,382               451,777
---------------------------------------------------------------------------------------------------
          Total current assets                                     693,640             1,584,718
---------------------------------------------------------------------------------------------------
 Property and equipment, net                                     5,525,311             5,914,724

 Due from affiliates                                               231,248                75,000
---------------------------------------------------------------------------------------------------
          Total assets                                         $ 6,450,199           $ 7,574,442
===================================================================================================
 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:

    Accounts payable and accrued liabilities                   $   183,233           $   582,910

    Due to affiliates                                              175,028               214,893

    Current maturities of long-term debt                           278,837               773,463
---------------------------------------------------------------------------------------------------
          Total current liabilities                                637,098             1,571,266
---------------------------------------------------------------------------------------------------
 Long-term debt, less current maturities                         3,449,275             2,686,494

 Deferred income taxes                                              23,000                     0
---------------------------------------------------------------------------------------------------
          Total liabilities                                      4,109,373             4,257,760
---------------------------------------------------------------------------------------------------
 Stockholders' equity:

    Common stock:

          Class A - par value $.001; 20,000,000 shares
            authorized; 2,496,905 and 2,927,135 shares
            outstanding in 1995 and 1996, respectively               2,497                 2,927

          Class B - no par 4,000,000 shares authorized;
            1,210,000 shares issued and outstanding                    ---                   ---

    Preferred stock; par value $.001; 1,000,000
          shares authorized; none issued                               ---                   ---

    Paid-In capital                                              2,678,214             3,873,261

    Accumulated deficit                                           (339,885)             (559,506)
---------------------------------------------------------------------------------------------------
          Total stockholders' equity                             2,340,826             3,316,682
---------------------------------------------------------------------------------------------------
          Total liabilities and stockholders' equity           $ 6,450,199           $ 7,574,442
===================================================================================================


                These accompanying notes are an integral part
                 of these consolidated financial statements.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                Three Months Ended            Nine Months Ended
                                                   September 30,                 September 30,
                                                1995           1996           1995           1996
---------------------------------------------------------------------------------------------------------
 Revenues                                  $   787,030    $ 1,035,496    $ 2,197,254      $ 2,664,633
---------------------------------------------------------------------------------------------------------
 Costs and expenses

   Direct operating                            540,204        840,008      1,358,761        1,899,315

   General and administrative                  156,158        174,198        471,905          502,668

   Depreciation and amortization                79,092         93,109        190,435          274,510
---------------------------------------------------------------------------------------------------------
                                               775,454      1,107,315      2,021,101        2,676,493
---------------------------------------------------------------------------------------------------------
         Income from operations                 11,576        (71,819)       176,153          (11,860)

   Less Litigation expense reserve                 ---            ---            ---           70,000

   Less Interest Expense                        71,606         97,995        153,085          272,366
---------------------------------------------------------------------------------------------------------
         Income (loss) from continuing
           before income tax expense           (60,030)      (169,814)        23,068         (354,226)

   Income tax expense (benefit)                (22,800)       (64,532)         8,800         (134,605)
---------------------------------------------------------------------------------------------------------
 Income (loss) from continuing operations      (37,230)      (105,282)        14,268         (219,621)
---------------------------------------------------------------------------------------------------------
 Discontinued operations:

   (Loss) gain on operations, net of income
     tax benefit of $25,165                        ---            ---        (16,574)             ---

   (Loss) gain on disposal, net of income
     tax benefit of $26,200                        ---            ---        (41,024)             ---
---------------------------------------------------------------------------------------------------------
         Loss from discontinued                    ---            ---        (57,598)             ---
---------------------------------------------------------------------------------------------------------
 Net income (loss)                         $   (37,230)   $  (105,282)   $   (43,330)     $  (219,621)
=========================================================================================================

 Net income (loss) per share:

   Continuing operations                   $     (0.02)   $     (0.04)   $      0.00      $     (0.08)

   Discontinued operations                         ---            ---          (0.02)             ---
---------------------------------------------------------------------------------------------------------
         Net income (loss) per share:      $     (0.02)   $     (0.04)   $     (0.02)     $     (0.08)
=========================================================================================================

 Weighted average number of common
   and common equivalent shares              2,496,905      2,921,113      2,496,905        2,887,901
=========================================================================================================



  The accompanying notes are an integral part of these consolidated financial statements.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)

                                                         For the nine months ended September 30,
                                                               1995                    1996
--------------------------------------------------------------------------------------------------
 OPERATING ACTIVITIES:

    Net income (loss)                                    $   (43,330)              $   219,621

    Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities

        Depreciation and amortization                        190,435                   274,510

        Benefit from deferred income taxes                   (54,800)                  (23,000)

        Loss (gain) on sale of property                       60,267                    (1,417)

        Changes in operating assets and liabilities:
           Decrease (increase) in -

             Accounts receivable                              (7,707)                 (184,889)

             Prepaids and other                             (103,123)                 (290,395)

           Increase (decrease) in accounts payable
             and accrued liabilities                         (15,049)                  399,677
--------------------------------------------------------------------------------------------------
        Net cash provided by (used for) operating
           activities                                         26,693                   (45,135)
--------------------------------------------------------------------------------------------------
 INVESTING ACTIVITIES:

    Capital expenditures                                  (2,517,050)                 (666,888)

    Proceeds from disposition of property                     51,051                     4,384
--------------------------------------------------------------------------------------------------
        Net cash used for investing activities            (2,465,999)                 (662,504)
--------------------------------------------------------------------------------------------------

 FINANCING ACTIVITIES:

    Net cash advances from (to) affiliates                    61,244                    30,194

    Proceeds from short-term borrowings                    1,498,824                 2,193,733

    Repayment of short-term borrowings                    (1,555,753)               (2,342,765)

    Proceeds from long-term borrowings                     2,273,302                   393,249

    Repayment of long-term borrowings                       (462,764)                 (512,374)

    Net proceeds from warrant exercise                           ---                 1,195,047

    Other                                                        757                       430
--------------------------------------------------------------------------------------------------
        Net cash provided by financing activities          1,815,610                   957,514
--------------------------------------------------------------------------------------------------
 NET INCREASE (DECREASE) IN CASH                            (623,696)                  249,875

 CASH, BEGINNING OF PERIOD                                   648,759                   121,176
--------------------------------------------------------------------------------------------------
 CASH, END OF PERIOD                                     $    25,063               $   371,051
==================================================================================================





  The accompanying notes are an integral part of these consolidated financial statements.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   NATURE OF BUSINESS - Avalon Community Services, Inc. ("the Company") is a developer and operator of community based services. The Company provides private correctional services, substance abuse treatment services, and contracts to manage assisted living services, residential care services, and outpatient mental health services. The Company has operations in Oklahoma, Colorado, Texas, and Nebraska.

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

   INTERIM FINANCIAL STATEMENTS - The consolidated balance sheet as of September 30, 1996 and the statements of operations for the three and nine months ended September 30, 1995 and 1996 are unaudited and, in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the financial position as of such date and the results of operations and cash flows for the periods then ended. All such adjustments are of a normal and recurring nature.

   The financial statements included herein have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the December 31, 1995 Form 10-KSB filing. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the three and nine months ended September 30, 1996, are not necessarily indicative of the results that may be expected for the entire year ended December 31, 1996.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                  (Unaudited)

NOTE 2 - LONG-TERM DEBT

   Long-term debt and notes payable consist of the following:

                                                         December 31,         September 30,
                                                            1995                  1996
                                                            ----                  ----
Notes payable to banks, collateralized by
    equipment, due in installments
    through May 1998, with interest
    from 9.5% to 11%.                                    $   173,992          $   149,948

Notes payable to banks, collateralized by
    transportation equipment, due in
    installments through November 1997,
    with interest ranging from 6.25%
    to 9.25%.                                                141,586               93,751

Notes payable to banks, collateralized by
    real estate, due in installments through
    October 2000, with interest ranging
    from 8.5% to 12%.                                      3,149,100            3,101,856

Notes payable to bank, line of credit
       with interest of 1% above prime.
     maturing February 1997                                  263,434              114,402
                                                         -----------          -----------
                                                           3,728,112            3,459,957
Less - current maturities                                    278,837              773,463
                                                         -----------          -----------

                                                         $ 3,449,275          $ 2,686,494
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

              AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                  (Unaudited)

    The Company completed a private placement of 1,000,000 shares of its common stock and 1,000,000 Class C stock purchase warrants in August, 1994. The Class C stock purchase warrants provide for the purchase of the Company's stock at a price of $3.50 per share through December, 1998. The private placement also included 100,000 shares of common stock and 100,000 Class C stock purchase warrants reserved for underwriters. During the second quarter 1996, 372,000 Class C stock purchase warrants were exercised.

    In August, 1996, the Company issued 50,000 shares of common stock and 200,000 Class D stock purchase warrants with the purchase of the operations of the El Paso Intermediate Sanction Facility in El Paso, Texas. The stock purchase warrants provide for the purchase of the Company's stock at a price of $5.12 per share through August, 2001.

    The Company adopted a stock option plan (the "Plan") in August 1994, providing for the issuance of 250,000 shares of common stock pursuant to both incentive stock options, intended to qualify under Section 422 of the Internal Revenue Code, and options that do not qualify as incentive stock options ("non-statutory"). The purpose of the Plan is to provide continuing incentives to the Company's officers, key employees, members of the Board of Directors and consultants. The options generally vest over a five year period.
Non-statutory options providing for the issuance of 241,670 shares of common stock were outstanding at September 30, 1996. The exercise prices range from $1.50 to $2.85 per share. Options providing for the issuance of 59,325 shares were exercisable at September 30, 1996.

NOTE 4 - ACQUISITION

    The Company purchased the operations of the El Paso Intermediate Sanction Facility in El Paso, Texas on August 2, 1996. The prison is being managed by Southern Corrections Systems, Inc., a wholly owned subsidiary of the Company. The total purchase price was approximately $500,000 including the assumption of certain liabilities plus the issuance of 50,000 shares of common stock and 200,000 stock purchase warrants. The prison has a capacity of 144 beds. Southern Corrections Systems, Inc. signed a 15 year contract to provide services in the facility for the West Texas Community Supervision and Corrections Department.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash was increased by $250,000 for the nine months ended September 30, 1996. This was primarily due to Class C stock purchase warrants being exercised for a net amount of $1,195,000. Approximately $667,000 was used for capital expenditures including the purchase of the El Paso Intermediate Sanction Facility in El Paso, Texas. The Company used $268,000 for the repayment of debt. Working capital was positive as of September 30, 1996.

    The corrections segment of the Company is continuing to expand. In August, the Company purchased the operations of a medium security level prison in El Paso, Texas, primarily using the proceeds from the warrant exercise. Revenues from the El Paso prison began immediately and the facility should be profitable in the fourth quarter 1996. In the third quarter 1996, the Avalon Correctional Center in Tulsa, Oklahoma, was at break-even capacity. In the fourth quarter 1996, census was increased. Cash flows from the existing correctional centers will continue to be recognized as the facilities reach full capacity.

    The Company has plans for the development and management of multiple assisted living centers in Oklahoma and other states in the Midwest. Emerald Square, the assisted living center in Oklahoma City, has completed construction and is projected to begin operations within the next month. The Company opened Diamond Crest, an assisted living center in Ft. Collins, Colorado, in the third quarter 1996.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995 -

    Total revenues for the third quarter 1996 as compared to the third quarter 1995, increased from $787,000 to $1,035,000 or 31%. Net loss for the three months ended September 30, 1996 was $105,000 or $.04 per share as compared to a net loss of $37,000 or $.02 per share in 1995. The loss in 1996 was primarily due to operating losses associated with Avalon Correctional Center in Tulsa, the new El Paso Intermediate Sanction Facility, and developmental costs to obtain correctional contracts in other states. In 1996, there was an increase in depreciation and interest attributable to the Carver Center expansion and the development of Avalon Correctional Center.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES

    Net loss from operations was approximately $72,000 in 1996 as compared to a net gain of $12,000 in 1995. The decrease in 1996 was primarily due to operating losses associated with the new correctional center in El Paso and other developmental costs. There was a $14,000 increase in depreciation, and $18,000 increase in general and administrative, as a result of the Carver Center expansion and the development of Avalon Correctional Center.

    Revenue from correctional operations increased by approximately $431,000 and operating expenses increased by approximately $380,000. The increase is primarily attributable to the purchase of El Paso Intermediate Sanction Facility. The average census for the third quarter 1996 was 51% higher as compared to 1995, primarily due to the acquisition of the El Paso facility.

    Operating revenues for contract services, decreased by approximately 38%, primarily due to a 11% decrease in residential care occupancy. Operating expenses decreased by 43%, also primarily due to the decrease in occupancy.

    General and administrative expenses increased by $18,000 in 1996. Depreciation expense increased by $14,000 in 1996 as a result of the new correctional facilities. Interest expense increased approximately $26,000 primarily due to interest related to the construction of the Carver Center addition and the Avalon Correctional Center in 1995.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

    Total revenues increased by $468,000 or 21% primarily as a result of an increase in correctional revenues of $748,000 offset by a decrease in residential care revenue of approximately $250,000. Net loss for the nine months ended September 30, 1996 was $220,000 or $.08 per share as compared to a net loss for the nine months ended September 30, 1995 of $43,000 or $.02 per share.

    Revenue from correctional operations increased by $748,000 or 52% from 1995 to 1996 and operating expenses increased by 105% primarily due to the addition of the El Paso Center. The operating profit margin for correctional centers is 34% compared to 51% in 1995 primarily due to lower profit margins of starting Avalon Correctional Center and El Paso Intermediate Sanction Facility. The average number of inmates or census for the first nine months ended 1996 increased 39% over 1995.

    Operating revenues for contract services, which, decreased by $250,000 or 36%, primarily due to a 14% decrease in residential care occupancy. There was also a decrease of operating expenses of $215,000 or 33%. Residential Care operations have been reduced and the financial results will reflect in the fourth quarter 1996.

    General and administrative expenses increased by $31,000 or 6%. Depreciation expense increased by $84,000 in 1996 as a result of the construction of the Carver Center addition and the Avalon Correctional Center in 1995. Interest expense increased approximately $119,000 primarily due to interest related to the construction of the new correctional facilities.

                          PART II - OTHER INFORMATION


ITEM 1.   Legal Proceedings - None

ITEM 2. Changes in Securities - During the third quarter 1996, 50,000 shares of common stock were issued with the purchase of a corrections operations, 5,000 common stock warrants were exercised, and 3,230 options were exercised.

ITEM 3.   Defaults Upon Senior Securities - Not Applicable.

ITEM 4.   Submission of Matters to a Vote of Security Holders - None.

ITEM 5.   Other Information - None.

ITEM 6.   a)   Exhibits -
               Exhibit 27.  Financial Data Schedule

          b)   Reports on Form 8-K - None Filed.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                                   SIGNATURES



         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    November 13, 1996               AVALON COMMUNITY SERVICES, INC.



                                         By: /s/ Jerry Sunderland
                                            -----------------------------
                                             Jerry Sunderland, President

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
