Form 10KSB
period 1996-12-31
AVALON COMMUNITY SERVICES INC
filed 1997-03-31
CIK 872202

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1996

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                         Commission File Number: 0-20307
                         AVALON COMMUNITY SERVICES, INC.
                 (Name of small business issuer in its charter)

Nevada                                                  13-3592263
(State of Incorporation)                        (I.R.S. Employer I.D. Number)

               13401 Railway Drive, Oklahoma City, Oklahoma 73114
               (Address of Principal executive offices) (Zip Code)

                    Issuer's telephone number (405) 752-8802

      Securities registered under Section 12 (b) of the Exchange Act: None

         Securities registered under Section 12 (g) of the Exchange Act:

                 Shares of Class A Common Stock, par value $.001
                                (Title of class)

     The issuer has (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No ___

     Disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ X ]

     Revenues for continuing operations for the year ended December 31, 1996 were $3,312,687 .

     The aggregate market value of voting common stock held by non affiliates was $8,780,320 on January 31, 1997, based on the average bid and asked prices of such stock as reported by the National Association of Securities Dealers Automated Quotations Systems ("NASDAQ") on that day. As of February 28, 1997, 2,927,135 shares of the issuer's common stock, par value $.001, were issued and outstanding.
                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions  of  the  Proxy   Statements   for  the  1997  Annual  Meeting  of
Shareholders are incorporated by reference in Part III.6

            Transitional Small Business Disclosure Format: Yes No X .


                                TABLE OF CONTENTS
                            FORM 10-KSB ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1996

                                     Item

                                     PART I

1.                         Description of Business

2.                         Description of Property

3.                         Legal Proceedings

4.                         Submission of Matters to a Vote of Security Holders

                                     PART II

5.                         Market for Common Equity and Related
                                   Stockholders Matters

6.                         Management's Discussion and Analysis
                                    Or Plan of Operation

7.                         Financial Statements

8.                         Changes in and Disagreements With Accountants
                                    On Accounting and Financial Disclosure

                                    PART III

9.                         Directors, Executive Officers, Promoters and Control
                                    Persons of the Registrant

10.                        Executive Compensation

11.                        Security Ownership of Certain Beneficial Owners

12.                        Certain Relationships and Related Transactions

13.                        Exhibits and Reports on Form 8-K

                           Signatures


                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES


                                     PART I
ITEM 1. DESCRIPTION OF BUSINESS.

The Company -

     Avalon Community Services, Inc. ("Avalon" or the "Company"), is an Oklahoma based corporation owning and operating private correctional facilities. Avalon specializes in privatized community correctional facilities and intensive correctional programming. Avalon currently operates in Oklahoma, Texas, Missouri, and Nebraska with plans to significantly expand into additional states throughout the Southwest. Avalon's business strategy is designed to escalate Avalon into a dominant role as a provider of community correctional services on a regional basis, by expanding its operations through new state contracts and selective acquisitions, in order to capitalize on current rapid growth trends in the privatized corrections industry.

     The privatized community correctional services industry has experienced significant growth in recent years. In 1994 there were 3.6 million individuals on probation or parole; this population is expected to double by the year 2005 to 7.2 million. Community based alternatives to incarceration includes individuals that have been granted parole or sentenced to probation. In the period from 1980 to 1994, the parolee population increased by 213% and the number of individuals on probation increased by 165%. These individuals are typically placed in pre-release (community corrections) settings for the last 3-6 months on their sentence and prepared for re-entry into the community. Of the 5.1 million individuals in the adult correctional system in 1994, over 3.6 million or 69% were either on probation (55%) or parole (14%). Avalon contracts with various State agencies to provide community corrections services. Avalon believes, with its management's background and abilities to own and operate community correctional facilities and programing, it is fast becoming a dominant player in the corrections industry.

     Avalon currently owns and operates 649 private community corrections beds. Avalon owns and manages two (2) minimum-security correctional facilities in Oklahoma. Avalon believes it is the largest provider in Oklahoma of community correctional services (505 beds). Avalon owns and manages one (1) medium-security correctional facility in El Paso, Texas, used as an intermediate sanction facility (144 beds). These facilities include many residential programs for state offenders typically serving the last six months of their sentence. In addition to providing governmental agencies the basic services relating to the security, detention and care of inmates, Avalon has developed a broad range of rehabilitative programs to reduce recidivism, including substance abuse treatment and counseling, vocational training, work release programs, basic educational programs, job and life skill training, and reintegration services.

     Avalon provides nonresidential services for inmates in addition to owning and operating residential correctional facilities. Avalon provides substance abuse treatment services for incarcerated inmates in seven (7) correctional facilities in Nebraska, and recently received contracts to provide substance abuse treatment services in two (2) correctional facilities in Missouri. Intensive programming is an essential part of community based corrections. Avalon has provided substance abuse programs in facilities for over twelve (12) years.

     Avalon's management has been engaged in the business of providing private correctional services since 1985. Avalon Enterprises, Inc. was incorporated in Nevada in September 1990 and acquired Southern Correction Systems, Inc. in June 1992. Avalon Enterprises, Inc. subsequently changed its name to Avalon Community Services, Inc. Avalon acquired two entities in December 1993 in the business of providing residential care services.

     Avalon has divested itself of its residential care facilities and outpatient mental health management, and is currently planning on divesting its assisted living centers interests to allow management to focus on the private community based corrections industry. Avalon is aggressively pursuing privatized correctional projects both at the request for proposal stage and at the development stage.


     Avalon's corporate office is located at 13401 Railway Drive in Oklahoma City, Oklahoma. Avalon's common stock is traded on the NASDAQ SmallCap Market with the symbol "CITY".


Facilities -

     The  following  table  summarizes  certain   information  with  respect  to
facilities and programs managed by Avalon at March 21, 1997.

Facility Name
And Location                        Company Role                  Capacity               Facility / Program Type
------------                        ------------                  --------               -----------------------

Carver Center,                      Complete Facility             250 Beds               Minimum Security
    Oklahoma City, OK               Management                                           Corrections

Avalon Correctional Center,         Complete Facility             255 Beds               Minimum Security
     Tulsa, OK                      Management                                           Corrections

El Paso Intermediate                Complete Facility             144 Beds               Intermediate Sanction
    Sanction Facility,              Management                                           Correctional Facility
    El Paso, TX
Nebraska State Penitentiary,        Program Management            30 Clients             Substance Abuse
     Lincoln, NE                                                                         Treatment Services

The Lincoln Correctional            Program Management            50 Clients             Substance Abuse
     Center, Lincoln, NE                                                                 Treatment Services

The Omaha Correctional              Program Management            25 Clients             Substance Abuse
     Center, Omaha, NE                                                                   Treatment Services

The Nebraska Diagnostic             Program Management            30 Clients             Substance Abuse
    And Evaluation Center,                                                               Treatment Services
     Lincoln, NE

The Nebraska Community              Program Management            30 Clients             Substance Abuse
    Corrections Center,                                                                  Treatment Services
     Lincoln,  NE

Community Correctional              Program Management            45 Clients             Substance Abuse
    Center, Lincoln, NE                                                                  Treatment Services

Community Correctional              Program Management            30 Clients             Substance Abuse
    Center, Omaha, NE                                                                    Treatment Services

Ozark Correctional Center,          Program Management            650 Clients            Substance Abuse
      Jefferson City, MO                                                                 Treatment Services

Tipton Correctional Center,         Program Management            1,088 Clients          Substance Abuse
     Tipton, MO                                                                          Treatment Services

Emerald Square,                     Complete Facility             60 Beds                Assisted Living
     Oklahoma City, OK              Management                                           For Elderly

Avalon Corporate Office,            Corporate Headquarters        N/A                    Administrative
      Oklahoma City, OK

Correctional Services -

     Avalon owns and operates three correctional centers, Carver Center, Avalon Correctional Center and El Paso Intermediate Sanction Facility. The correctional centers provide complete correctional administration, correctional officer staffing, room and board, vocational assistance, transportation, and rehabilitation services.

     Oklahoma. Avalon's contracts with the Oklahoma Department of Corrections are one year in duration and extend through June 30, 1997, with the option to renew for two (2) additional one year periods. Avalon has contracted with the State of Oklahoma pursuant to similar contracts since 1985. The State of Oklahoma's performance under the contracts is subject to annual appropriation by the legislature.

     Carver Center is a 250-bed minimum security correctional facility located in Oklahoma City, Oklahoma. Carver Center has been expanded from its initial capacity of 25 beds in 1985, to its current capacity of 250 beds to accommodate the increasing needs of the Oklahoma Department of Corrections. During December 1996, the average number of inmates residing at Carver Center was 143 and on March 16, 1997 the census was 156. Avalon Correctional Center is a 255-bed minimum security correctional facility located in Tulsa, Oklahoma. The Avalon Correctional Center opened its 36,000 square foot facility in July, 1995. The average number of inmates residing at Avalon Correctional Center during the month of December, 1996 was 103, and on March 16, 1997 the census was 133.

     Carver Center and Avalon Correctional Center are accredited by the American Correctional Association ("ACA") as Adult Community Correctional Facilities. ACA accreditation or candidacy is required to contract with the State of Oklahoma for correctional services. The ACA, a private not-for-profit organization, was established to develop uniformity and industry standards for inmate care.

     Texas. Avalon purchased the El Paso Intermediate Sanction Facility in El Paso, Texas in August 1996. The prison is being managed by Southern Corrections Systems, Inc. a wholly owned subsidiary of Avalon. The prison is 36,000 square foot with a capacity of 144 beds. Avalon signed a fifteen year contract to provide services in the facility for the West Texas Community Supervision and Corrections Department in July, 1996. Avalon also signed a three year contract with the Texas Department of Criminal Justice in November, 1996, to provide complete services for up to 50 male parole and mandatory supervision releases in the facility. This new contract brought the prison to 100% of its capacity. The average number of inmates at the El Paso Intermediate Sanction Facility during December, 1996 was 113, and the census was 127 on March 16, 1997.

     Nebraska. Avalon was awarded a contract in February, 1996, with the State of Nebraska Department of Correctional Services to provide substance abuse treatment services. The Nebraska contract has a fifteen-month term with two (2), two year renewal options. The contract is to provide substance abuse treatment services in seven prisons: the Nebraska State Penitentiary, the Lincoln Correctional Center, The Omaha Correctional Center, the Nebraska Diagnostic and Evaluation Center, the Nebraska Community Corrections Center at Lincoln, the Community Correctional Center in Lincoln, and the Community Correctional Center in Omaha. Avalon began providing the contract services in March, 1996.

     Missouri. Avalon was awarded a four year contract in March, 1997 with the Missouri Department of Corrections. The contract is to provide substance abuse services in the Ozark Correctional Center, a 650 bed medium security prison in Fordland, Missouri. Avalon is scheduled to begin providing services in the Ozark Correctional Center on May 1, 1997.

     Avalon was awarded a four year contract in March, 1997 with Missouri Department of Corrections. The contract is to provide substance abuse intervention services for the Tipton Correctional Center, a 1,088-bed medium security prison in Tipton, Missouri. Avalon is scheduled to begin providing services in the Tipton Correctional Center in June, 1997.

     Avalon  is  evaluating   additional   correctional  projects  in  Oklahoma,
Nebraska, Colorado, Texas, Missouri, Florida, and other states.

Assisted Living -

     Assisted living centers are designed for ambulatory, elderly individuals requiring assistance with daily living services, but not requiring the intensive medical services provided by a nursing home. The Centers provide complete daily living services including housing, food services, 24 hour per day staffing, medication monitoring, housekeeping, laundry services, transportation, and activities for the residents. Avalon is divesting itself of its assisted living center interests to focus on the private corrections industry. A letter of intent for the sale of one assisted living center was signed March 20, 1997.

     Avalon entered into an agreement in 1996 to develop and operate an assisted living center for the elderly in Oklahoma City, Oklahoma. The Center is owned by Avalon Retirement Centers, LLC, an affiliate. Emerald Square Assisted Living Center began operations in the fourth quarter of 1996.

     Avalon entered into an agreement in 1996 with Avalon Retirement Centers of Colorado, LLC, an affiliate, to develop and operate an assisted living center for the elderly in Fort Collins, Colorado. Diamond Crest Assisted Living Center began operations in the fourth quarter 1996. A letter of intent to sell Diamond Crest was signed March 20, 1997.

Residential Care -

     Avalon owned two residential care facilities in 1996 and provided contract management services for a third residential care operation owned by an affiliate. Residential care facilities provide a structured environment with daily activities, room and board, monitoring of medications, transportation, and daily living skills classes for residents requiring supportive assistance. During the fourth quarter 1996, the management of Avalon decided to discontinue the residential care segment of Avalon.

     Avalon's wholly owned subsidiary, Elk City Properties, Inc., owned and operated Connections Supportive Living Center ("Connections"), located in Norman, Oklahoma, and Westcare Supportive Living Center ("Westcare"), located in Elk City, Oklahoma. Connections was a 60-bed facility and Westcare was a 76-bed facility with eight assisted living apartments. Connections and Westcare operations were closed in the fourth quarter 1996, due to financial losses.

     Avalon also provided contract management services during 1996 for Pathways Supportive Living Center ("Pathways"), an 88-bed facility located in Oklahoma City, Oklahoma. Pathways is owned by Southern Community Services, Inc. an affiliated entity. The building, utilized by Pathways, is owned by Avalon and was leased to Southern Community Services, Inc. The residential care operations were discontinued in the fourth quarter of 1996. The building has proper zoning for use as a correctional facility for female inmates. The building is being renovated for use as a correctional facility for female inmates.

Competition -

     Corrections. The trend in the United States toward privatization of government services and functions has increased as governments have faced continuing pressure to control costs and improve the quality of services. Governmental agencies responsible for the operation of detention facilities are privatizing facilities and contracting with private contractors for services in an attempt to address these pressures. Fiscal pressures have forced some government agencies to limit public services and to seek more cost-effective means of providing the remaining services. Many do not have the readily-available resources to make the changes to meet such mandates and must seek private providers.

     A combination of factors in many states (i.e., decreasing revenues, increasing prison population, legal battles arising from substandard prison conditions, and overcrowding) has led to a revamping of the corrections' processes and a reallocation of limited prison resources. Private correctional services provide a substantial economic savings to the state, allow the contracting governmental agency to comply with legislative and judicial pressure to improve prison conditions. Private operated correctional management companies are able to provide high quality services at a lower cost. Private correctional facilities operating as contractors for government agencies, pursuant to court order or otherwise, exist in virtually every state. The private correctional services industry has experienced rapid growth in recent years. According to the Private Adult Correctional Facility Census, Ninth Edition, prepared by the Private Corrections project, Center for Studies in Criminology & Law, University of Florida, dated March 15, 1996, the rated capacity of international privatized secure adult correctional facilities grew from 2,620 beds in 1986 to 63,595 beds at year-end 1995 and, in a June 16, 1996 forecast prepared by the Project, is projected to grow to 197,503 beds by year-end 2000.

     The area of community corrections, like that of all other corrections sectors, has experienced substantial growth over the past decade. Often referred to as "community-based alternatives to incarceration", community corrections includes individuals that have been granted parole or sentenced to probation. Probation occurs when an individual is sentenced for an offense without incarceration; however, the sentence is contingent upon good behavior. Parole occurs when an inmate is released prior to the completion of his/her sentence. These individuals are typically placed in pre-release (community corrections) settings for the last 3-6 months of their sentence and are prepared for re-entry into the community. Over the past decade, the number of individuals on probation and parole has increased dramatically. In the period from 1980 to 1994, the parolee population grew from 220,438 to 690,159, an increase of 213%. During the same period, the number of individuals on probation increased from 1.1 million to approximately 3.0 million, an increase of 165%. Historical annual growth rates for parole and probation populations are 7.2% and 8.5%, respectively. Based on historical annual growth rates, it is projected by industry analysts that the parole population will increase to over 5.6 million by 2005.

     Contracts for correctional services are awarded by government agencies and are generally based upon competitive bidding and quality of services provided. Management believes that Avalon has several competitive advantages in contracting for correctional services including: a) a twelve-year history of providing quality services to the Oklahoma Department of Corrections; b) a geographic location allowing for lower administrative overhead charges when bidding against competitors for regional contracts; c) accreditation maintained by the American Correctional Association since 1990 and certification as a drug and alcohol provider since 1985; and d) a high quality and cost-effective corporate infrastructure for management, marketing, financial management, financial reporting, quality assurance, and providing support services at minimal costs. Utilizing the shared costs of these resources allows Avalon to develop and maintain the necessary resources to provide quality services while minimizing operating costs by allocating overhead costs among all operated facilities. Access to these services allows Avalon to be more competitive in bidding contracts.

     Avalon  has  developed  a  broad  range  of  programs  intended  to  reduce recidivism, including substance abuse treatment and counseling, vocational training, work release programs, GED classes, job and life skills training, and reintegration services in addition to providing fundamental residential services for adult inmates. The management services offered by Avalon range from project consulting to the design and development of new correctional facilities, and the redesign, renovations and management of older facilities. Avalon believes its success in owning and operating community correctional facilities and programming, will be the basis for becoming a dominant operator in the community corrections industry

     Avalon contracts with the State of Oklahoma to provide services in Carver Center and Avalon Correctional Center. Avalon contracts with West Texas Community Supervision and Correctional Department and with the Texas Department of Criminal Justice Parole Department to provide services in the El Paso Intermediate Sanction Facility. Revenues generated from such contracts during 1996 comprised approximately 88% of total revenues, of which 66% are with the Oklahoma Department of Corrections.


     Assisted Living. Avalon management expects that as the assisted living centers receives increased attention, competition will grow from new market entrants focusing on assisted living centers. Although Avalon believes the opportunities in the assisted living industry to be expanding, management has decided to divest itself of its assisted living center interest and focus on opportunities in the private corrections industry.

Insurance -

     Avalon maintains insurance coverage for general liability, property and contents, automobile physical damage and liability, workers' compensation, and directors and officers. Avalon believes its existing insurance coverages are adequate.

Regulations -

     Avalon's correctional facilities in Oklahoma are accredited by the American Correctional Association ("ACA"), an independent organization comprised of professionals in the corrections industry, and uses compliance audit teams to rigorously examine all aspects of the Company's facilities and operations. The Company recognizes the importance of maintaining high quality management and operations at its facilities. Accreditation is generally granted for a three-year period. Carver Center has been accredited since 1990 and is currently accredited through 1999. Avalon Correctional Center was accredited in 1996 and is accredited through 1999.

     The  corrections   industries  is  subject  to  federal,  state  and  local
regulations   administered   by  a  variety  of  regulatory   authorities.   The
correctional services offered by Avalon in various states are subject to regulations and oversight by the various state agencies. Management believes that its operations are currently in compliance with all applicable laws and regulations affecting Avalon's business.

Employees -

     At March 18, 1997, Avalon had approximately 149 full-time employees, including, directors, and officers. Avalon has not experienced a work stoppage, and management considers its employee relations to be good.

ITEM 2. DESCRIPTION OF PROPERTIES.

     Carver Center is a 250-bed minimum security correctional facility located in Oklahoma City, Oklahoma. The facility is located on a five-acre tract of land and includes five buildings. Avalon constructed a new 16,000 square foot dormitory at Carver Center in the second quarter of 1995, for a total of approximately 35,000 square feet.

     Avalon Correctional Center is a 255-bed minimum security correctional facility located in Tulsa, Oklahoma. The construction of the approximately 36,000 square foot facility was completed in July, 1995. The Avalon Correctional Center opened in July, 1995.

     El Paso Intermediate Sanction Facility is a 144-bed medium security correctional facility located in El Paso, Texas utilized as an intermediate sanction facility. The 36,000 square foot facility is a seven acre tract of land, purchased in 1996.

     Avalon owns a remodeled 60,000 square foot building located in Elk City, Oklahoma. The building is zoned for the operation of a residential care facility or an assisted living center. This building is currently held for sale.

     Avalon owns a 32,000 square foot building in Oklahoma City, Oklahoma. The building was leased through December, 1996. The building is zoned for the operation of a residential care facility or a community based correctional center for female inmates. The building is currently being renovated for a correctional center for female inmates.

     Avalon Corporate Office is located in Oklahoma City, Oklahoma, in a commercial building at 13401 Railway Drive, Oklahoma City, Oklahoma 73114.

     Substantially all property owned by Avalon is pledged as collateral on Company debt. See Note 4 to the Consolidated Financial Statements.


ITEM 3. LEGAL PROCEEDINGS.

     Avalon is a party to litigation arising in the normal course of business. Management believes that the ultimate outcome of these matters will not have a material effect on Avalon's financial condition or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS..

     No matters were submitted to a vote of Avalon's stockholders during the quarter ended December 31, 1996.


                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Avalon's common stock trades on the NASDAQ SmallCap Market with the symbol "CITY". The following table reflects the range of high and low bid prices, as reported by the National Quotation Bureau for each quarterly period during 1995 and 1996. The prices represent inter-dealer prices, without retail mark up, mark down, or commission and may not represent actual transactions. Trading in Avalon's common stock is limited and may not be an indication of the value of the common stock.

     Quarterly Period Ended        High                Low
     -----------------------------------------------------
     March 31, 1995              $ 2 1/8             $ 1
     June 30, 1995                 2 11/16             1
     September 30, 1995            3 1/8               1
     December 31, 1995             3 3/8               2 1/4
     March 31, 1996                2 1/2               2
     June 30, 1996                 7 5/8               2 1/2
     September 30, 1996            5 7/8               4 1/8
     December 31,1996              4 3/4               3 7/8

     Avalon had approximately 790 holders of record of its common stock as of March 15, 1997. No dividends were declared during 1995 and 1996. Avalon's Board of Directors presently intends to retain any earnings in the foreseeable future for use in Avalon's business. Payment of dividends on the Common Stock is restricted by terms of Avalon's revolving credit facility.

     The average of the bid and asked prices for the Common Stock, as reported on the NASDAQ SmallCap Market System was $4.69 per share on February 28, 1997.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources -

     The Company's business strategy is to focus on the private community corrections industry, expanding its operations into additional states within the Southwest region through new state contracts and selective acquisitions. The strategy includes the necessity to divest itself of it's interest in residential care management and assisted living centers, to allow management to concentrate on the private corrections industry. The Company's strategy was implemented in the fourth quarter 1996. All residential care facilities were discontinued. The losses associated with the discontinuation of the residential care facilities in the fourth quarter 1996 are reflected on the Consolidated Statements of Operations. A letter of intent to sell Avalon's interest in an assisted living center in Colorado was signed March 20, 1997. The remaining assisted living center will be divested during 1997.

     Working  capital at December 31, 1996 was  $179,000 for a current  ratio of
1.18. Warrants were exercised in 1996, for a net funding of $1.183 million, used primarily for the purchase of El Paso Intermediate Sanction Facility and operating needs. Capital expenditures were $2.6 million in 1995, compared to $171,300 in 1996. The significant expenditures during 1995 were the remaining $381,000 for the expansion of Carver Center to a 250-bed facility, and $1.9 million to complete the construction of the Avalon Correctional Center, Proceeds from asset dispositions, primarily the sale of vehicles, was $45,700 in 1996 and were utilized to retire related debt.

     The Company acquired the El Paso Intermediate Sanction Facility in El Paso, Texas in August, 1996. The purchase price was approximately $3.681 million including the assumption of $2.974 million related debt, $200,000 cash, and approximately $307,000 assumption of certain liabilities. The Company also issued 50,000 shares of common stock and 200,000 stock purchase warrants, having a value of $200,000, relating to the acquisition.

     Avalon's revolving bank line of credit provides for aggregate maximum borrowing of $500,000. Long-term debt borrowed during 1996 totaled $3.63 million primarily consisting of the assumption of the $2.974 million debt for the El Paso Intermediate Sanction Facility, partially offset by repayments of long-term debt.

     Avalon believes it has sufficient cash reserves and ample cash flow from operations to meet its current cash requirements. Based on current contracts, Avalon expects to generate sufficient income to realize the deferred tax assets. Additional sources of funding may be required for future expansion. Avalon will explore other sources of funding such as additional bank borrowing's or the sale of equity securities for future expansion. Additional funds may also be available through the exercise of Avalon's outstanding stock purchase warrants.

Results of Operations -

Year Ended December 31, 1996 Compared to the Year Ended December 31, 1995-

     Avalon had a net loss in 1995 of $84,800 or $.03 per share, as compared to a net loss in 1996 of $1,033,700 or $.38 per share. The majority of the loss in 1996 was due to a loss of $976,000 on or $.36 per share loss from discontinued residential care operations. The majority of loss in 1995, $81,400 or $.03 per share, was due to discontinued park property management in 1995. The 1995 Consolidated Statement of Operations was restated to reflect the discontinuation of residential care operations in 1996.

     Total revenues for continuing operations increased by 56% from $2.119 million in 1995 to $3.313 million in 1996, primarily due to an increase in revenue from the addition of a correctional facility in El Paso, Texas and to increased census at the Avalon Correction Center in Tulsa, Oklahoma.

     Corrections. Operating income, before interest, depreciation and income taxes, was $705,500 for 1996 as compared to $452,600 for 1995, an increase of approximately 56%. Revenues increased from $2.119 million in 1995 to $3.313 million in 1996 directly as a result of the increase in census at Avalon Correctional Center and the acquisition of El Paso Intermediate Sanction Facility. The average daily inmate census increased from 198 in 1995 to 332 in 1996.

     Direct operating expenses increased by 84% from 1995 to 1996, primarily as a result of the increase in expenses at Avalon Correctional Center due to additional census and the acquisition of El Paso Intermediate Sanction Facility. The profit margin at Avalon Correctional Center and the El Paso Intermediate Sanction Facility was low due to low census, thereby reducing the overall profit margin from 50% in 1995 to 41% in 1996. The census was increased in 1997 at both facilities, improving the profit margin in 1997. El Paso Intermediate Sanction Facility was awarded a second contract in November, 1996 bringing the facility to its full capacity, and Avalon Correctional Center received an increase of 30 additional inmates during the first quarter 1997, and is expected to increase census again during 1997. The profit margin for Nebraska Substance Abuse Programs was a contributing factor to lower profit margins in 1996. Substance abuse programs profit margin is typically lower than residential correctional facilities, primarily due to lower overhead costs.

     Residential Care. The operations were discontinued in the fourth quarter, 1996, primarily due to financial losses, and to the Company's strategy to focus on the corrections industry. Net discontinued operating loss for 1995 and 1996 was $28,500 and $649,247, respectively, net of income tax allocations. Revenues in 1995 and 1996 were $936,900 and $409,300, respectively. The decrease in revenues of 56% in 1996 was primarily a result of a decrease in census and the closing of the facilities in the fourth quarter 1996. The loss on the disposal of assets related to the discontinuation is estimated to be $325,000, primarily due to a write down of $318,000 on assets. The Company also paid $87,000 in a litigation settlement associated with the residential care operations.

     Park Management . Avalon ceased operations and canceled its park management contract in June 1995. The loss on the disposal of operations, net of income tax benefit of $27,400, was $34,100. Loss from operations in 1995 was $18,800.

     Corporate. General and administrative expenses increased in 1996 by 7% from $603,300 to $645,700. The increase was a result of additional staffing, increased legal expenses, and an increase in advertising, marketing, and promotional costs. The increase in 1996 of $200,700 in interest expense was primarily due to interest on the funds borrowed for the acquisition of the El Paso Intermediate Sanction Facility, $129,300, and the construction of Avalon Correctional Center, $96,000. Depreciation and amortization expense increased by $69,000 primarily as a result of the acquisition of the El Paso facility and one full year of depreciation of the Avalon Correctional Center in 1996.


 MANAGEMENT -

  Name                       Age      Position(s) with the Company
  ----                       ---      ----------------------------
  Donald E. Smith ............44       Chief Executive Officer, Director
  Jerry M. Sunderland ........60       President, Director
  Kathryn A. Avery ...........44       Chief Financial Officer, Vice President
  Walter L. DeBoe ............49       Vice President of Operations
  Robert O. McDonald .........58       Director


Directors and Officers of the Company -

     The following is a brief description of the business experience during the past five years of each of the above-name persons:

     Donald E. Smith has served as Chief Executive Officer of Avalon since June, 1992 , and has held the same position with Avalon's subsidiaries since their inception. Mr. Smith has owned, managed and developed a number of private corporations since 1985 to provide private corrections, residential care, mental health care, and other related services. Mr. Smith received a Bachelor of Science degree in 1974 from Northwestern State College.

     Jerry M. Sunderland has served as President of Avalon since June, 1995. Mr. Sunderland served as Correctional Services Administrator for one of Avalon's subsidiaries from 1990 to 1993 and for an affiliate of Avalon since 1988. Mr. Sunderland also serves as a Director of Avalon's subsidiaries and for certain affiliated private corporations. Mr. Sunderland was employed by the Oklahoma Department or Corrections for sixteen years and twelve years as an agent for the Oklahoma State Department of Investigation.

     Kathryn A. Avery was appointed Chief Financial Officer and Vice President in June, 1995. Ms. Avery was employed by Red Eagle Corporation for five years, serving for three years as acting Controller and Chief Financial Officer. Ms. Avery received a degree in Business Administration from the University of Oklahoma in 1982, is a certified public accountant and a member of the Oklahoma Society of CPAs.

     Walter L. DeBoe serves as the Vice President and Regional Administrator for Avalon since 1996. Mr. DeBoe served as the Administrator of Carver Center, since January, 1992. Mr. DeBoe is responsible for Avalon's correctional operations, including recruitment and training of personnel, maintaining accreditation by the American Correctional Association, and compliance with contractual requirements. Mr. DeBoe's experience includes over eighteen years experience in the correctional field.

     Robert O. McDonald was appointed as Director of Avalon in October, 1994. Mr. McDonald is Chairman of the Board of Directors of Capital West Securities and its parent holding company, Affinity Holding Corp. Mr. McDonald started his investment career in 1961 with Allen and Company and left in 1967 to form McDonald Bennahum and Co., which later joined with Langenburg Thalmann and Co. where Mr. McDonald was a Senior Partner. Mr. McDonald joined Planet Oil Mineral Corporation in 1971 and became president in 1973. From 1975 until 1993, Mr. McDonald was affiliated with Stifel Nicolaus & Company and headed its municipal syndicated effort. Mr. McDonald received a Bachelor's Degree in Finance from the University of Oklahoma in 1960. He also served as an Officer in the United States Army and Army Reserve.


Item 7. Financial Statements.

         Index to Financial Statements:


         Reports of Independent Accountants

         Consolidated Balance Sheets

         Consolidated Statements of Operations

         Consolidated Statements of Stockholders' Equity

         Consolidated Statements of Cash Flows

         Notes to Consolidated Financial Statements


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of
Avalon Community Services, Inc.

We have audited the accompanying consolidated balance sheet of Avalon Community Services, Inc. and subsidiaries (the "Company") as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of Avalon's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1995, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


                                                        COOPERS & LYBRAND L.L.P.

Oklahoma City, Oklahoma
March 21, 1996


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Avalon Community Services, Inc.

We have audited the accompanying consolidated balance sheet of Avalon Community Services, Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Avalon Community Services, Inc. and subsidiaries as of December 31, 1996, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.


                                                              Grant Thornton LLP

Oklahoma City, Oklahoma
March 14 , 1997


                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                           December 31,
                                                       1995            1996
                                                   ----------------------------
ASSETS
Current assets:
   Cash and cash equivalents .................     $   121,176      $   313,558
   Accounts receivable,
      net of allowance for
      doubtful accounts of
      $5,079 and $0, respectively ............         283,116          400,643
   Due from affiliates .......................          52,966          119,588
   Prepaid expenses and other ................         236,382          311,351
-------------------------------------------------------------------------------
        Total current assets .................         693,640        1,145,140
-------------------------------------------------------------------------------
Property and equipment, net ..................       5,525,311        8,312,385
Due from affiliates ..........................         231,248             --
Other assets .................................            --             66,000
-------------------------------------------------------------------------------
         Total assets ........................     $ 6,450,199      $ 9,523,525
===============================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable, accrued
      liabilities and other ..................     $   183,233      $   447,668
   Due to affiliates .........................         175,028             --
   Current maturities of
      long-term debt .........................         278,837          518,866
-------------------------------------------------------------------------------
         Total current liabilities ...........         637,098          966,534
-------------------------------------------------------------------------------
Long-term debt, less current maturities ......       3,449,275        5,861,514
Deferred income taxes ........................          23,000             --

Commitments and contingencies ................            --               --
Stockholders' equity:
   Common stock:
      Class A - par value $.001;
          20,000,000 shares authorized;
          2,496,905 and 2,927,135 shares
          issued and outstanding in 1995
          and 1996, respectively .............           2,497            2,927
      Class B - no par 4,000,000 shares
          authorized; 1,210,000 and
          3,410,000 shares issued and
          outstanding in 1995 and 1996,
          respectively .......................            --               --
   Preferred stock; par value $.001;
      1,000,000 shares authorized;
      none issued ............................            --               --
   Paid-In capital ...........................       2,678,214        4,066,128
   Accumulated deficit .......................        (339,885)      (1,373,578)
 -------------------------------------------------------------------------------
         Total stockholders' equity ..........       2,340,826        2,695,477
-------------------------------------------------------------------------------
         Total liabilities and
            stockholders' equity .............     $ 6,450,199      $ 9,523,525
===============================================================================

These accompanying notes are an integral part of these consolidated financial statements.


                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Year Ended December 31,
                                                       1995            1996
                                                    ---------------------------

Revenues .......................................    $ 2,119,123     $ 3,312,687
Costs and expenses
   Direct operating ............................      1,063,286       1,961,567
   General and administrative ..................        603,264         645,660
     Depreciation and
        amortization expense ...................        237,702         306,865
     Interest expense ..........................        218,331         419,012
-------------------------------------------------------------------------------
Loss from continuing operations
     before income tax expense .................         (3,460)        (20,417)
   Income tax expense ..........................           --            39,370
-------------------------------------------------------------------------------
Loss from continuing operations ................         (3,460)        (59,787)
-------------------------------------------------------------------------------
Discontinued operations:
   Loss on operations, net of
      income tax benefit of
      $36,400 in 1995 and $0 in 1996 ...........        (47,299)       (649,247)
   Loss on disposal, net of income
      tax benefit of $27,400 in 1995
      and $120,000 in 1996 .....................        (34,081)       (324,659)
-------------------------------------------------------------------------------
         Loss from discontinued operations .....        (81,380)       (973,906)
-------------------------------------------------------------------------------

Net loss .......................................    $   (84,840)    $(1,033,693)
===============================================================================

Net loss per share:
   Continuing operations .......................    $     (0.00)    $     (0.02)
   Discontinued operations .....................          (0.03)          (0.36)
-------------------------------------------------------------------------------
        Net loss per share: ...................    $     (0.03)    $      (0.38)
===============================================================================

Weighted average number of common

   and common equivalent shares outstanding ....      2,496,905       2,745,879
===============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                              Common Stock                                                Total
                                                 ---------------------------------------
                                                   Class A      Class A        Class B       Paid-In     Accumulated   Stockholders'
                                                   Shares        Amount        Shares        Capital       Deficit         Equity
                                                 ----------------------------------------------------------------------------------
Balance, January 1, 1995 .....................     2,496,905   $     2,497     1,210,000   $ 2,678,214      (255,045)   $ 2,425,666
Net Loss .....................................          --            --            --            --         (84,840)       (84,840)
                                                 ----------------------------------------------------------------------------------
Balance, December 31, 1995 ...................     2,496,905   $     2,497     1,210,000   $ 2,678,214      (339,885)   $ 2,340,826
Net loss .....................................          --            --            --            --      (1,033,693)    (1,033,693)
Stock options exercised ......................         3,230             3          --           5,235          --            5,238
Class B shares issued ........................          --            --       2,200,000          --            --             --
Stock issued for purchase of
     El Paso Facility ........................        50,000            50          --         199,950          --          200,000
Warrants exercised, net of
    issuance costs ...........................       377,000           377          --       1,182,729          --        1,183,106
                                                 ----------------------------------------------------------------------------------
Balance, December 31, 1996 ...................     2,927,135   $     2,927     3,410,000   $ 4,066,128   $(1,373,578)   $ 2,695,477
                                                 ==================================================================================


The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                      Year ended December 31,

                                                        1995           1996
                                                     --------------------------

OPERATING ACTIVITIES:
   Net loss ......................................   $   (84,840)   $(1,033,693)

   Adjustments to reconcile net loss to
      net cash provided by (used for)
      operating activities
        Depreciation and amortization ............       310,602        381,913
        Deferred income taxes ....................       (31,800)       (89,000)
        Loss  on sale of property ................        36,740         14,266
        Write down of property ...................          --          317,689
        Changes in operating assets
           and liabilities:
        Decrease (increase) in -
          Accounts receivable ....................        54,370       (117,527)
          Due to / from  affiliates ..............          --          (10,402)
          Prepaid expenses and other assets ......      (133,119)      (129,320)
          Accounts payable, accrued
             liabilities and other ...............       (96,370)       (27,372)
-------------------------------------------------------------------------------
        Net cash provided by
          (used in) operations ...................        55,583       (693,446)
-------------------------------------------------------------------------------

INVESTING ACTIVITIES:
   Capital expenditures ..........................    (2,600,022)      (171,347)
   Payment for purchase of business ..............          --         (200,000)
   Proceeds from disposition of property .........        24,655         45,688
   Proceeds from disposition of
      discontinued operations ....................        46,509           --
-------------------------------------------------------------------------------
        Net cash used in investing activities ....    (2,528,858)      (325,659)
-------------------------------------------------------------------------------

FINANCING ACTIVITIES:
   Net cash advances from affiliates .............       183,126           --
   Proceeds from borrowing .......................     4,447,444      3,444,704
   Repayment of borrowing ........................    (2,684,878)    (3,451,496)
   Proceeds from warrant and option exercise .....          --        1,324,361
   Payments of warrant issue costs ...............          --         (106,082)
-------------------------------------------------------------------------------
     Net cash provided by  financing activities ..     1,945,692      1,211,487
-------------------------------------------------------------------------------

Net Increase (Decrease) in Cash
     And Cash Equivalents ........................   $  (527,583)   $   192,382
-------------------------------------------------------------------------------
 Cash and Cash Equivalents,
     Beginning of Period .........................   $   648,759    $   121,176
-------------------------------------------------------------------------------
 Cash and Cash Equivalents,
      End of Period ..............................   $   121,176    $   313,558
===============================================================================

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
         Interest ................................   $   312,179    $   482,034
         Income Taxes ............................        19,500          4,253


     In  conjunction  with the  acquisition  of a business in August,  1996, the
Company  acquired  property  and  equipment  of  $3,681,407,   assumed  debt  of
$2,974,403 and liabilities of $307,004, and issued common stock and stock purchase warrants with a fair value of $200,000.

     During 1996, the Company applied $29,485 of deferred warrant costs against the proceeds received upon the exercise of certain stock purchase warrants.


The accompanying notes are an integral part of these consolidated financial statements.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEARS ENDED 1995 AND 1996


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business -

     Avalon Community Services, Inc. ("the Company" or "Avalon") is an Oklahoma based corporation owning and operating private correctional facilities . The Company specializes in privatized community correctional facilities and intensive correctional programming. The Company currently operates in Oklahoma, Texas, Missouri, and Nebraska with plans to significantly expand into additional states throughout the Southwest. The Company owns and operates three (3) community correctional facilities and provides substance abuse services in nine
(9) correctional facilities for the various states.

Principles of Consolidation -

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all material intercompany balances and transactions.

Use of Estimates -

     The preparation of the consolidated financial statements requires the use of management's estimates and assumptions in determining the carrying values of certain assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from those estimated.

Cash and Cash Equivalents -

     The  Company   considers  all  highly  liquid   investments  with  original
maturities of three months or less when purchased to be cash equivalents.

Concentrations of Credit Risk -

     Financial instruments potentially subjecting the Company to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. The Company places its temporary cash investments with high credit quality financial institutions and limits the amount of credit exposure to any one institution. Concentrations of credit risk with respect to accounts receivable are limited due to the fact that a significant portion of the Company's receivables are from state governments. The Company maintains an allowance for doubtful accounts for potential credit losses. Actual bad debt expenses have not been material.

Property and Equipment -

     Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, while minor replacements, maintenance and repairs are charged to expense as incurred. When property and equipment is retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in current operations. Depreciation is provided using the straight-line method over the following estimated useful lives:

       Buildings and Improvements                     40 Years
       Furniture and Equipment                    5 to 7 Years
       Transportation Equipment                   3 to 6 Years


     Impairment losses are recorded on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. When required, impairment losses are recognized based upon the estimated fair value of the asset

     The Company's policy is to capitalize interest on debt incurred during the construction of major projects. During the year ended 1995, the total interest capitalized was $60,200. Total interest costs, including interest for discontinued operations and capitalized interest, was $318,400, and $ 482,034 for 1995 and 1996, respectively.

Income Taxes -

     Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Revenue Recognition -

     The Company recognizes revenues as the related services are provided.

Deferred Development Costs -

     Deferred development costs consist of costs that can be directly associated with an anticipated contract and, if the recoverability from that contract is probable, they are deferred until the anticipated contract has been awarded. At the commencement of operations of the facility or contract period, the deferred development costs are amortized over the life of the contract (including option periods). Costs of unsuccessful or abandoned contracts are charged to expense when their recovery is not considered probable. Facility costs are incurred (after a contract is awarded) in connection with the opening of new facilities under the contract. These costs, which are required under the contract, to the extent recoverable, are capitalized from the date of award until commencement of operations, at which time they are amortized on a straight-line basis over the term (including option periods) ranging from one to five year periods of the government contracts.

Net Loss Per Common Share -

     Net loss per common share is calculated based on the weighted average number of common, and when dilutive, common equivalent shares outstanding using the treasury stock method, excluding Class B common shares which have no dividend or liquidation rights. There were no differences between primary and fully diluted earnings per share for the periods presented.

Reclassifications -

     Certain 1995 amounts have been reclassified to conform to the 1996 presentation, specifically discontinued operations.


NOTE 2. PROPERTY AND EQUIPMENT

     The elements of property and equipment and related accumulated depreciation as of December 31, 1995 and 1996 are as follows:

                                                                    Accumulated

                                                        Cost        Depreciation
                                                     ---------------------------
December 31, 1995:
     Land ....................................       $  545,552      $     --
     Buildings and Improvements ..............        4,590,350         327,208
     Furniture and Equipment .................          875,921         314,345
     Transportation Equipment ................          243,678          88,637
                                                     ----------      ----------
                                                     $6,255,501      $  730,190
                                                     ==========      ==========

December 31, 1996:
     Land ....................................       $  618,552      $     --
     Buildings and Improvements ..............        7,591,268         384,115
     Furniture and Equipment .................          717,547         320,107
     Transportation Equipment ................          155,813          66,573
                                                     ----------      ----------
                                                     $9,083,180      $  770,795
                                                     ==========      ==========

     The Company changed its' estimate of the useful lives of buildings and improvements from 25 to 40 years during 1996. The change resulted in a decrease in net loss, net of income tax expense of $28,000, at December 31, 1996 of approximately $55,000 or $.02 per share.


NOTE 3. STATE CONTRACTS

     The Company contracts with various states to provide services. The contracts generally provide for compensation on a per person, per day basis. Revenues generated from such contracts during 1995 and 1996 comprised 71% and 88%, respectively, of total Company revenues, of which 68% and 66% are with the Oklahoma Department of Corrections, in 1995 and 1996, respectively.

     The Company has a fifteen (15) year contract with West Texas Community Supervision and Corrections Department and a four year contract with the Texas Department of Criminal Justice Parole Department to provide correctional services in El Paso, Texas. The Company's current contracts with the Oklahoma Department of Corrections extend through June 30, 1997 with an option by the state to renew for two additional one year periods with the same terms and conditions. The Company has a fifteen month contract with the state of Nebraska Department of Correctional Services for which the state has two (2) two year renewal options.


NOTE 4. NOTES PAYABLE AND LONG-TERM DEBT

     Notes payable and long-term debt consists of the following:
                                                               December 31,
                                                            1995          1996
                                                        ------------------------
Revolving bank line of credit subsequently
     refinanced ....................................    $  263,434    $   37,504

Notes payable to banks, collateralized by
     equipment due in installments through
     May 1998 with interest from 7.99% to 11% ......       173,992       137,059

Notes payable to banks, collateralized
     by transportation equipment, due in
     installments through November 1997
     with interest ranging from 6.25% to 9.99%  ....       141,586        71,483

Notes payable to banks, collateralized
     by land, buildings and improvements
     due in installments through August 2004
     with interest ranging from 8.5% to 12% ........     3,149,100     5,584,334

Note payable to corporation collateralized by
     buildings, with interest at 8.5%
     with principal due in full January 1998 .......          --         550,000
                                                        ----------    ----------
                                                         3,728,112     6,380,380
Less - current maturities ..........................       278,837       518,866
                                                        ----------    ----------
                                                        $3,449,275    $5,861,514
                                                        ==========    ==========

     The aggregate maturities of long-term debt for each of the next five years are as follows: 1997: $519,000; 1998: $1,451,000; 1999: $835,000; 2000:
$1,951,000;  2001: $ 391,000;  thereafter:  $1,233,000.  Substantially all notes payable and long-term debt has been personally guaranteed by the Company's CEO.

     The revolving bank line of credit provides for aggregate maximum borrowings of $500,000 and bears interest at 1% over national prime, (effective rates of 9.5% and 9.2%, at December 31, 1995 and 1996, respectively) The line of credit is collateralized by the Company's state contract revenues. Payment of dividends is restricted by terms of the Company's revolving credit facility. Subsequent to year end, the Company extended the due date of the line of credit from February 1997 to April 1998, and accordingly, the outstanding draws under this agreement have been classified as long-term debt at December 31, 1996.


NOTE 5. STOCKHOLDERS' EQUITY

     Stock purchase warrants were issued in connection with a public offering of Avalon common stock in 1991. The Class A warrants which provided for the purchase of the Company's Class A common stock expired in March 1996, and the Class B warrants will expire in March 26, 1999. The Company has outstanding 275,100 Class B stock purchase warrants providing for the purchase of the Company's Class A common stock at a price of $6.00 per share. The warrants may be exercised at any time. The warrants may be redeemed by the Company at any time for $.01 per share, with the exception of certain warrants relating to 1,600 shares of common stock.

     The Company completed a private placement of 1,000,000 shares of its common stock and 1,000,000 stock purchase warrants in August 1994. The Class C stock purchase warrants provide for the purchase of the Company's Class A common stock at a price of $3.50 per share through December 20,1999. The warrants may be redeemed by the Company upon certain events, for $.01 per share. In the private placement there are 100,000 shares of common stock and 100,000 Class C stock purchase warrants reserved for underwriters.

     The Company issued Class D Warrants in August, 1996, to purchase 200,000 shares of Common Stock in connection with the acquisition of the El Paso Intermediate Sanction Facility. The Class D stock purchase warrants provide for the purchase of the Company's Class A common stock at a price of $5.125 per share through August 2, 2001. The warrants may be redeemed by the Company upon certain events for $.01 per share.

     The Company issued 2,200,000 shares of Class B common stock to the Company's CEO during 1996 in connection with his personal guarantee of debt associated with the construction cost of Carver Center and Avalon Correctional Center. Class B shares are voting rights only, are non-transferable and have no liquidation or dividend rights.

NOTE 6. STOCK OPTION PLAN

     The Company adopted a stock option plan (the "Plan") providing for the issuance of 250,000 shares of Class A common stock pursuant to both incentive stock options, intended to qualify under Section 422 of the Internal Revenue Code, and options that do not qualify as incentive stock options
("non-statutory"). The Option Plan was registered with the Securities and Exchange Commission in November 1995. The purpose of the Plan is to provide continuing incentives to the Company's officers, key employees, members of the Board of Directors and consultants. The options generally vest over a four or five-year period with a ten year expiration period. On December 1, 1996, the Company amended its stock option plan, increasing the number of shares available under the Plan to 600,000. Non-statutory options have been granted providing for the issuance of 469,770 shares of Class A common stock at exercise prices ranging from $1.50 to $4.00 per share. Options providing for the issuance of 57,005 shares were exercisable at December 31, 1996.

     The Company uses the intrinsic value method to account for its stock option plan in which compensation is recognized only when the fair value of each option exceeds its exercise price at the date of grant. Accordingly, no compensation cost has been recognized for the options issued. Had compensation cost been determined based on the fair value of the options at the grant dates, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below.

                                              1995                  1996
                                       -----------------------------------------
Net loss
      As reported ..................   $         (84,840)     $      (1,033,693)

      Pro forma ....................            (188,596)            (1,375,159)
Loss per share
     As reported ...................   $           (0.03)     $           (0.38)
     Pro forma .....................               (0.08)                 (0.50)

     These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1995. The fair value of each grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 1995 and 1996, respectively: no expected dividends; expected volatility of 105% and 96%; risk-free interest rate of 6.1% and 5.7%; and expected lives of ten years.

     The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     A summary of the status of the Company's stock option plan as of December 31, 1995 and 1996, and changes during the years ending on those dates is presented below.

                                                                 1995                      1996
                                                         ---------------------     --------------------
                                                                      Weighted                 Weighted
                                                                       average                  average
                                                                      exercise                 exercise
                                                          Shares        price       Shares       price
                                                         ---------------------     --------------------
Outstanding at beginning of year .....................    175,800     $   1.50     229,900     $   1.71
   Granted ...........................................    157,200         1.80     259,600         3.93
   Exercised .........................................      --             --       (3,230)        1.62
   Forfeited .........................................   (103,100)        1.50     (16,500)        1.78
                                                          --------------------     --------------------
Outstanding at end of year ...........................    229,900         1.71     469,770         2.93
Options exercisable at year end ......................     14,740         1.50      57,005         1.63
Weighted average fair value of
    options granted during the year ..................                $   2.52                 $   3.70
                                                                      ========                 ========

     The following table summarizes information about fixed-price stock options outstanding at December 31, 1996:

                                             Options outstanding                         Options exercisable
                                ---------------------------------------------      ------------------------------
                                                  Weighted           Weighted                        Weighted
                                Number            average            average        Number           average
                                outstanding at    remaining          exercise       exercisable      exercise
                                12/31/196         contractual life   price          at 12/31/96      price
                                ---------------------------------------------      -----------------------------
Range of exercise prices
   $1.50 to $2.25                210,170              8.21            $ 1.70          57,005         $ 1.63
   $3.26 to $4.00                259,600              9.87              3.93            ---             ---
                                ---------------------------------------------      -----------------------------
   $1.50 to $4.00                469,770                                              57,005
                                ==========                                         ===========

NOTE 7. ACQUISITION

     The Company acquired the El Paso Intermediate Sanction Facility in El Paso, Texas from Secure Corrections, Inc. in August, 1996. The facility is a four year old, 144-bed, 36,000 square foot medium security correctional facility on approximately seven acres of real estate. The purchase price was approximately $3,681,400 including $2,974,400 for the outstanding debt on the building, $200,000 of cash, and approximately $300,000 for the assumption of certain operating liabilities. The Company also issued 50,000 shares of common stock and 200,000 stock purchase warrants at a value of $200,000. Pro forma financial information for the acquisition is not presented because financial information of Secure Correction Systems, Inc. is not available. A subsidiary of the Company, Southern Corrections Systems, Inc., entered into a fifteen (15) year contract to provide services in the facility for the West Texas Community Supervision and Corrections Department to begin August 1, 1996. Southern Corrections Systems, Inc. also entered into a contract effective November, 1996, to provide services in the facility for the Texas Department of Criminal Justice and Parole Division. The facility is now at full capacity.

NOTE 8. DISCONTINUED OPERATIONS

     The Company terminated the contract to manage the recreational activities at Lake Stanley Draper Park in June 1995. This contract comprised all of the operations of the Company's park management segment. The Company ceased operations and vacated the park premises in June 1995. The Company has been released from all contract provisions. Net assets of the park management segment totaled approximately $107,900, consisting primarily of recreational equipment. All assets were disposed of by June 30, 1995. Revenues for the year ended December 31, 1995, were $10,900. The loss from operations, net of income tax benefit, was $18,800 for the year ended 1995. The loss on the disposal, net of income tax benefit of $27,400, was $34,100. Proceeds from the disposal were $46,500.


     The Company discontinued the residential care and management of outpatient mental health operations in the fourth quarter 1996. Revenues for the years ended 1995 and 1996 were $936,909 and $492,835, with a net discontinued loss from operations, net of income tax benefit, of $28,500 and $649,247. The net discontinued loss from operations at December 31, 1996 includes a loss of approximately $405,000 resulting from the write off of affiliate receivables related to this segment. Loss from the disposition of assets was approximately $325,000, including a $318,000 write down of assets.


     The net assets and liabilities of the discontinued operations included as accounts payable, accrued liabilities and other in the accompanying consolidated balance sheet, as of December 31, 1996 are as follows:

Assets
   Property and equipment, net                     $      328,475
Liabilities
   Accounts payable and accrued liabilities               (25,039)
   Note payable                                          (315,346)
                                                   -----------------
Net liabilities of discontinued operations           $    (11,910)
                                                   =================

     As a result  of the sale and  discontinuation  of the park  management  and
residential   care  segments,   the  Company   operates  in  only  one  segment,
correctional services.


NOTE 9. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying values of cash, cash equivalents, and financial instruments included in other assets approximate their fair values principally because of the short-term maturities of these instruments. The fair values of the Company's debt maturing within one year, the revolving credit facility and other long-term debt approximate the carrying values due to the nature of the instruments involved.

     In the  normal  course of  business,  the  Company  has  letters of credit, performance bonds, and other guarantees that are not reflected in the accompanying consolidated balance sheets. In the past, no significant claims have been made against these financial instruments. Management believes that the likelihood of performance under these financial instruments is minimal and expects no material losses to occur in connection with these financial instruments.


NOTE 10. INCOME TAX

     The components of the provision for (benefit from) income taxes for the years ended December 31, 1995 and 1996 from continuing operations were as follows:

                                         Federal          State           Total
                                         -------         -------         -------
1995 -
   Current .....................         $  --           $  --           $  --

                                                                         -------
   Deferred ....................            --              --              --
                                         -------         -------         -------
                                         $  --           $  --           $  --
                                         =======         =======         =======
1996 -
   Current .....................         $ 7,100         $ 1,270         $ 8,370
   Deferred ....................          26,300           4,700          31,000
                                         -------         -------         -------
                                         $33,400         $ 5,970         $39,370
                                         =======         =======         =======


     The difference between the tax basis of assets and liabilities and their financial reporting amounts that give rise to significant portions of deferred income tax assets and liabilities are: assets - excess tax basis in certain contributed property; liabilities - accelerated tax depreciation. At December 31, 1996, the Company had approximately $786,000 of net operating loss carry forwards which expire in 2011.

     The following is a reconciliation of the provision for (benefit from) income taxes from continuing operations computed by applying the Federal statutory rate of 34% and the effective income tax rate for the years ended December 31, 1995 and 1996:
                                                            December 31,
                                                        1995            1996
                                                      ---------       ---------
Provision for (benefit from)
   income taxes
   at statutory rate ...........................      $    --         $  (6,900)

Nondeductible expenses .........................           --             2,900

State income taxes .............................           --             5,970

Change in valuation allowance ..................           --            13,400

Tax-exempt income ..............................           --              --

Additional prior year taxes paid................           --            24,000

Other, net .....................................           --              --
                                                      ---------       ---------
    Total provision for (benefit from)
       income taxes ............................      $    --         $  39,370
                                                      =========       =========

         Deferred tax assets and
            liabilities are as follows:


Deferred tax assets:

   Net operating loss carry forward ............      $  31,800       $ 314,300

   Property & equipment ........................           --           120,000

   Shareholder contributed property ............         46,000          46,000

   Vacation Accrual ............................          8,900           9,400

   Other .......................................          2,100             300
                                                      ---------       ---------
                                                         88,800         490,000
   Less: Valuation allowance ...................        (40,800)       (353,000)
                                                      ---------       ---------
        Deferred tax assets ....................         48,000         137,000
                                                      ---------       ---------
Deferred tax liabilities:
   Property and equipment ......................        (71,000)        (71,000)

                                                      ---------       ---------
        Deferred tax liabilities ...............        (71,000)        (71,000)
                                                      ---------       ---------
        Net deferred tax
           (liability) asset ...................      $ (23,000)      $  66,000
                                                      =========       =========

     The valuation allowance on tax assets increased $2,900 in 1995 and $312,200 in 1996, of which $13,400 relates to continuing operations.


NOTE 11. RELATED PARTY TRANSACTIONS

     The Company's initial operations were formed by acquiring existing operations from the Company's CEO in 1992 and 1993. In connection with those acquisitions, certain agreements related to providing management, administrative and accounting services and leases of buildings were continued, resulting in related party transactions.

     During 1995 and 1996, $187,000 and $397,500 were charged to affiliated entities by the Company for management, administrative, and accounting services. Such amounts have been reflected as a reduction of general and administrative expenses in the Consolidated Statement of Operations.

     The balance due from affiliates resulted from charges for administrative and accounting services, as well as net cash advances made. The outstanding balance related to residential care operations was included in discontinued operations in 1995 and 1996.

     The Company managed the operations of a residential care operation and leased a building to an affiliated entity in 1995 and 1996. The Company also leased a building and equipment from an affiliated entity in 1995 and 1996. The leases resulted in net lease expense of $2,000 and $4,400 in 1995 and 1996, respecctively.

     The Company entered into an agreement effective in May 1994 with the Company's CEO to issue certain securities in exchange for his guarantee of certain Company indebtedness. The agreement provides for the issuance of one share of Class B common stock (voting only) for each dollar of Company debt guaranteed. The Company issued 1,210,000 shares of Class B common stock in 1994 and 2,200,000 shares of Class B common stock in 1996 pursuant to this agreement. The agreement also provides for the issuance of 750,000 common stock purchase warrants providing for the purchase of Class A common stock at a price of $1.50 per share for each dollar of Company debt guaranteed. The warrants will have a five year term from the date of issuance. Pursuant to the terms of this agreement the warrants were issuable in 1995. Management believes these warrants have no economic value and accordingly, no amount has been assigned to such warrants in the financial statements.

     The Company entered into agreements with affiliated entities in 1995 and 1996 to develop and manage assisted living centers in Oklahoma Citiy, Oklahoma and Fort Collins, Colorado. The Company received a 15% equity interest in each assisted living center and funded start up costs of approximately $357,000 for these centers in 1996. The Company plans to divest these operations in 1997.


NOTE 12. COMMITMENTS AND CONTINGENCIES

     Total lease expense was $101,000 and $118,000 for 1995 and 1996 under all operating leases. The future minimum lease payments are as follows: 1997 - $46,000, 1998 - $33,000, 1999 - $7,000 , 2000 - $2,000, and 2001 - $1,000.

     The Company executed a five-year employment agreement with the Company's CEO in 1992. The agreement provides for compensation to be determined on an annual basis by the Board of Directors. The agreement also contains provisions for severance pay and disability payments, as well as a non-compete agreement preventing him from engaging in a business deemed similar to that of the Company.

     During 1996, the Company guaranteed the debt of affiliates for an amount of $3,110,000.


NOTE 13. LITIGATION

     The Company is a party to litigation arising in the normal course of business. Management believes that the ultimate outcome of these matters will not have a material effect on the Company's financial condition or results of operations.

NOTE 14. SUBSEQUENT EVENTS

     The Company was awarded a four year service contract in March, 1997 with the Missouri Department of Corrections. The contract is to provide substance abuse treatment services in the Ozark Correctional Center, a 650 bed medium security prison located in Fordland, Missouri. The contract is expect to generate annual revenues of approximately $800,000 for the Company. Avalon is scheduled to begin providing services in the Ozark Correctional Center on May 1, 1997.

     The Company was awarded a four year contract in March, 1997 with the Missouri Department of Corrections. The contract is to provide substance abuse services in the Tipton Correctional Center, a 1,088 bed medium security prison in Tipton, Missouri. The contract is expected to generate annual revenues of approximately $300,000 for the Company. Avalon is schedule to begin providing services in the Tipton Correctional Center in June, 1997.


Item 8. Change In and Disagreements with Accountants on Accounting and Financial Disclosure.

     On February 25, 1997, the Company dismissed Coopers & Lybrand L.L.P., the Registrant's independent auditors, and appointed the accounting firm of Grant Thornton, LLP as independents accountants for fiscal year ended 1996.Such dismissal and appointment was approved by the Board of Directors of the Company. During the two most recent fiscal years and the three interim periods subsequent to December 31, 1995, and through the date of dismissal, there have been no disagreements with Coopers & Lybrand L.L.P. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure or any reportable event. In addition, no report on the financial statements of the Company rendered by Coopers & Lybrand L.L.P. contained an adverse opinion or disclaimer of opinion or was qualified or modified as to uncertainty, the scope of audit performed, or accounting principles. The Company had not consulted with Grant Thornton, LLP prior to their appointment with respect to any matters of accounting principles or practices, financial statement disclosure, auditing scope or procedure or any disagreement with the Company.



PART III

Items 9, 10, 11 and 12.

     The information required by these Items has been incorporated by Reference from the Company's definitive proxy statement which will be filed with the Commission not later than 120 days after December 31, 1996.


Item 13. Exhibit and Reports on Form 8-K.

   (a) Exhibits:

    3.   i   Articles of Incorporation (1)
         ii  Bylaws (1)
         iii Articles of Amendment to Registrant's Articles of Incorporation (2) iv Amendment to Registrant's Articles of Incorporation dated December
                  31, 1995
         v   Unanimous Consent of Board of Directors authorizing extension of expiration dates of Class "B" Redeemable Warrants (3) vi Certificate of Corporate Resolutions, dated December 13, 1993, regarding authorization of Class B Common Stock and Amendment to Articles (5)

    4.   i   Form of Stock Certificate (1)
         ii  Form of Class "B" Redeemable Warrant (1)
         iii Form of Class "B" Warrant Agreement (1)
         iv  Form of Class "C" Redeemable Warrant (6)
         v   Form of Class "C" Warrant Agreement (6)
         vi  Form of Class "D" Redeemable Warrant (7)
         vii Form of Class "D" Warrant Agreement (7)

    10.  i   Contract between Southern Correction Systems, Inc. and the Oklahoma
                  Department of Corrections for halfway house services for the year ended June 30, 1997 (6)
         ii  Contract between Southern Correction Systems, Inc. and the Oklahoma
                  Department of Corrections for public works inmates for the year ended June 30, 1997 (6)
         iii Employment Agreement with Donald E. Smith (2)
         vi  Stock Option Plan adopted by Board of Directors on August 16,
                  1994 (6)
         vii Debt Guaranty Agreement dated May 16, 1994, between Registrant and Donald E. Smith (6)
         ix  Placement Agent Agreement dated May 15, 1994, between Registrant and Westminster Securities Corporation (6)
         x   Acquisition Agreement dated August 2, 1996 between Registrant,
                  Kensington Capital Plc, and RECOR, Inc. (7)

    16.  i   Letter re: Change in Certified Accountant (8)

    21.  i   Subsidiaries of Registrant (5)


     (b)  Reports  on Form 8-K.  No  reports  were  filed on Form 8-K during the quarter ended December 31, 1996.

Footnotes:
       1)  Incorporated herein by reference to the Registrant's Registration
                  Statement on Form S-18 dated March 26, 1991.
       2)  Incorporated herein by reference to the Registrant's Post-Effective
                  Amendment No. 1 to Registration Statement on Form S-18 dated August 3, 1992.
       3)  Incorporated herein by reference to the Registrant's Post-Effective
                  Amendment No. 2 to Registration Statement on Form S-18 dated October 26, 1992.
       4)  Incorporated herein by reference to the Registrant's Form 8-K dated
                  January 13, 1994.
       5)  Incorporated herein by reference to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1993 and dated March 24, 1994.
       6)  Incorporated herein by reference to the Registrant's Registration
                  Statement on Form SB-2 dated December 30, 1994.
       7)  Incorporated herein by reference to the Registrant's Registration
                  Statement on Form S-2 Amendment No. 1, dated  September 30,
                  1996.
       8)   Incorporated herein by reference to the Registrant's Form 8-K dated
                  March 4, 1997.


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AVALON COMMUNITY SERVICES, INC.


                                       By: Donald E. Smith
                                       Donald E. Smith
                                       Chief Executive Officer and Director

                                       Dated: March 29, 1997


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: Donald E. Smith
Donald E. Smith
Chief Executive Officer and Director                       Dated: March 29, 1997



By: Jerry M. Sunderland
Jerry M. Sunderland
President and Director                                     Dated: March 29, 1997



By: Robert O. McDonald
Robert O. McDonald
Director                                                    Dated: March 29,1997


By: Kathryn A. Avery
Kathryn A. Avery
Chief Financial Officer                                    Dated: March 29, 1997