Form 10QSB
period 1997-03-31
AVALON COMMUNITY SERVICES INC
filed 1997-05-15
CIK 872202

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1997


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

                                 (405) 752-8802
                           (Issuer's telephone number)


Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                  Yes X No ___

As of May 6, 1997, 2,929,650 shares of the issuer's Class A common stock, par value $.001, and 3,410,000 shares of Class B common stock, no par value, were issued and outstanding.

         Transitional Small Business Disclosure Format: Yes ___; No X .

                         PART I - FINANCIAL INFORMATION
                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                     December 31     March 31
                                                         1996         1997
                                                     ------------  -----------
ASSETS                                                             (unaudited)
Current assets:
 Cash and cash equivalents                           $    313,558  $    53,352
 Accounts receivable, net of allowance for
        doubtful accounts of $0                           400,643      478,162
   Due from affiliates                                    119,588      165,702
   Prepaid expenses and other                             311,351      355,520
------------------------------------------------------------------------------
         Total current assets                           1,145,140    1,052,736
------------------------------------------------------------------------------
Property and equipment, net                             8,312,385    8,841,678
Other assets                                               66,000       66,000
------------------------------------------------------------------------------
         Total assets                                $  9,523,525  $ 9,960,414
==============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable, accrued liabilities and other     $    447,668  $   384,395
 Current maturities of long-term debt                     518,866    1,089,784
------------------------------------------------------------------------------
    Total current liabilities                             966,534    1,474,179
------------------------------------------------------------------------------
Long-term debt, less current maturities                 5,861,514    5,819,811
Deferred income taxes                                         ---          ---
------------------------------------------------------------------------------
    Total liabilities                                   6,828,048    7,293,990
------------------------------------------------------------------------------
Stockholders' equity:
 Common stock:
   Class A - par value $.001; 20,000,000 shares
     authorized; 2,927,135 and 2,929,650 shares
     issued and outstanding                                 2,927        2,929
   Class B - no par; 4,000,000 shares authorized;
     3,410,000 shares issued and outstanding                  ---          ---
 Preferred stock; par value $.001; 1,000,000
   shares authorized; none issued                             ---          ---
 Paid-In capital                                        4,066,128    4,071,023
 Accumulated deficit                                   (1,373,578)  (1,407,528)
------------------------------------------------------------------------------
    Total stockholders' equity                          2,695,477    2,666,424
------------------------------------------------------------------------------
    Total liabilities and stockholders' equity       $  9,523,525  $ 9,960,414
==============================================================================


       These accompanying notes are an integral part of these consolidated financial statements.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      For the Three Months
                                                            March 31,
                                                     1996              1997
                                               ---------------------------------
Revenues                                        $   660,151       $   1,190,963
--------------------------------------------------------------------------------
Costs and expenses
  Direct operating                                  369,257             772,748
  General and administrative                        158,458             198,367
  Depreciation and amortization                      64,890              98,018
--------------------------------------------------------------------------------
                                                    592,605       $   1,069,133
--------------------------------------------------------------------------------
    Income from operations                           67,546             121,830
  Interest Expense                                   64,196             153,251
--------------------------------------------------------------------------------
    Income (loss) from continuing operations
      before income tax expense (benefit)             3,350             (31,421)
  Income tax expense (benefit)                        1,292                 ---
--------------------------------------------------------------------------------
Income (loss) from continuing operations              2,058             (31,421)
--------------------------------------------------------------------------------
Discontinued operations:
    Loss of operations, net of income tax           (34,413)             (2,529)
    Loss on disposal, net of income tax                 ---                 ---
--------------------------------------------------------------------------------
      Loss from discontinued operations             (34,413)             (2,529)
--------------------------------------------------------------------------------
Net loss                                       $    (32,355)      $     (33,950)
================================================================================

Net income (loss) per share:
  Continuing operations                        $       0.00       $       (0.01)
  Discontinued operations                             (0.01)               0.00
--------------------------------------------------------------------------------
       Net loss per share:                     $      (0.01)      $       (0.01)
================================================================================

Weighted average number of common
   and common equivalent shares outstanding       2,745,879           2,928,580
================================================================================















        The accompanying notes are an integral part of these consolidated financial statements.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)


                                                                      For the three months ended
                                                                               March 31,
                                                                          1996           1997
                                                                     --------------  ------------
OPERATING ACTIVITIES:
  Net loss                                                             $   (32,355)    $   (33,950)
  Adjustments to reconcile net loss to
    net cash provided by (used for) operating activities
      Depreciation and amortization                                         85,911          98,018
      Deferred income taxes                                                 (4,900)           --
      Loss (gain) on sale of property                                        1,014          (2,084)
      Changes in operating assets and liabilities:
        Decrease (increase) in -
          Accounts receivable                                             (101,538)        (77,519)
        Prepaid expenses and other                                          65,509         (44,169)
          Accounts payable, accrued
            liabilities and other                                          (21,718)        (63,273)
---------------------------------------------------------------------------------------------------
      Net cash used in operating activities                                 (8,077)       (122,977)
---------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Capital expenditures                                                     (21,134)       (636,727)
Proceeds from disposition of property                                        4,000          11,500
---------------------------------------------------------------------------------------------------
      Net cash used in investing activities                                (17,134)       (625,227)
---------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Net cash advances to affiliates                                          (25,060)        (46,114)
  Repayment of borrowings                                                 (777,777)       (739,627)
  Proceeds from borrowings                                                 768,103       1,268,842
  Exercise of stock options                                                   --             4,897
---------------------------------------------------------------------------------------------------
      Net cash provided by (used in) financing activities                  (34,734)        487,998
---------------------------------------------------------------------------------------------------
NET DECREASE IN CASH                                                       (59,945)       (260,206)
CASH, BEGINNING OF PERIOD                                                  121,176         313,558
---------------------------------------------------------------------------------------------------
CASH, END OF PERIOD                                                    $    61,231     $    53,352
===================================================================================================







        The accompanying notes are an integral part of these consolidated financial statements.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of Business - Avalon Community Services, Inc. ("the Company" or "Avalon") is an Oklahoma based corporation owning and operating private correctional facilities. The Company specializes in privatized community correctional facilities and intensive correctional programming. The Company currently operates in Oklahoma, Texas, Missouri, and Nebraska with plans to significantly expand into additional states throughout the Southwest. The
Company owns and operates three (3) community correctional facilities and provides substance abuse treatment services in nine (9) prisons.

  Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all material intercompany balances and transactions.

  Use of Estimates - The preparation of the consolidated financial statements require the use of managements's estimates and assumptions in determining the carrying values of certain assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts for certain revenues and expenses during the reporting period. Actual amounts could differ from those estimated.

  Net Income (Loss) Per Common Share - Net income (loss) per common share is calculated based on the weighted average number of common, and when dilutive, common equivalent shares outstanding using the treasury stock method. There were no differences between primary and fully diluted earnings per share for the periods presented.

  Interim Financial Statements - The consolidated balance sheet as of March 31, 1997 and the statements of operations for the three months ended March 31, 1996 and 1997 are unaudited and, in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the financial position as of such date and the results of operations and cash flows for the periods then ended. All such adjustments are of a normal and recurring nature.

  The financial statements included herein have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the December 31, 1996 Form 10-KSB filing. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the three months ended March 31, 1997, are not necessarily indicative of the results that may be expected for the entire year ended December 31, 1997.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS - Continued
                                   (Unaudited)

NOTE 2 - LONG-TERM DEBT

   Long-term debt and notes payable consist of the following:

                                                      December 31,    March 31,
                                                         1996            1997
Notes payable to banks, collateralized by
  equipment, due in installments
  through May 1998, with interest
  from 7.99% to 11%.                                   $  137,059   $   612,880

Notes payable to banks, collateralized by
  transportation equipment, due in
  installments through November 1997, with
  interest ranging from 6.25% to 9.99%.                     71,483       68,718

Notes payable to banks, collateralized by
  real estate, due in installments through
  August 2004, with interest ranging
  from 8.5% to 12%.                                      5,584,334    5,482,528

Note payable to corporation, collateralized
  by buildings with interest at 8.5% with
  principle due in full January 1, 1998.                   550,000      550,000

Notes payable to bank, line of credit with
  interest of 1% above prime maturing April 1998.           37,504      195,469
                                                       -----------  ------------
                                                         6,380,380    6,909,595
Less - current maturities                                  518,866    1,089,784
                                                       -----------  ------------
                                                       $ 5,861,514  $ 5,819,811
                                                       ===========  ============

  Substantially all notes payable and long-term debt has been personally guaranteed by the Company's CEO. The revolving bank line of credit provides for aggregate maximum borrowing of $500,000. The line of credit is collateralized by the Company's state contract receivables.

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

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                   (Unaudited)

  The Company completed a private placement of 1,000,000 shares of its common stock and 1,000,000 Class C stock purchase warrants in August, 1994. In 1996, 377,000 Class C stock purchase warrants were exercised, leaving 723,000 Class C stock purchase warrants outstanding. The Class C stock purchase warrants provide for the purchase of the Company's stock at a price of $3.50 per share through December, 1998. In the private placement there are 100,000 shares of common stock and 100,000 Class C stock purchase warrants reserved for underwriters.

  The Company adopted a stock option plan (the "Plan") in providing for the issuance of 250,000 shares of common stock pursuant to both incentive stock options, intended to qualify under Section 422 of the Internal Revenue Code, and options that do not qualify as incentive stock options ("non-statutory"). The purpose of the Plan is to provide continuing incentives to the Company's officers, key employees, members of the Board of Directors and consultants. The options generally vest over a four or five year period with a ten year expiration date. The Company amended its stock option plan in 1996, increasing the number of shares available under the Plan to 600,000. Non-statutory options providing for the issuance of 444,770 shares of common stock were outstanding at March 31, 1997. The exercise prices range from $1.50 to $4.00 per share. During the first quarter 1997, 2,515 options were exercised. Options providing for the issuance of 73,870 shares were exercisable at March 31, 1997.

NOTE 4 - SIGNIFICANT CONTRACTS

  The Company was awarded a four year contract in March, 1997, to provide Substance Abuse Treatment Services for the Missouri Department of Corrections at the Ozark Correctional Center, a 650-bed medium security prison located in Fordland, Missouri, to begin May 1, 1997. The Contract will increase revenues by approximately $800,000 per year for the Company.

  The Company was awarded a four year contract in March, 1997, to provide Substance Abuse Treatment Services for the Missouri Department of Corrections at the Tipton Correctional Center, a 1088-bed medium security prison located in Tipton, Missouri. The Contract will increase revenues by approximately $300,000 per year for the Company.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES


Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations

Liquidity and Capital Resources

  The Company's growth strategy is to expand the Company's services throughout the Southwest. Management will devote its resources to expand and develop community level corrections and to increase the number of corrections beds under management.

  Current liabilities were greater than current assets as of March 31, 1997, by $421,000, primarily due to debt maturing in the first quarter 1998. The Company is in the process of refinancing certain debt. Repayment of short term and long term borrowings was approximately $740,000 with $1,269,000 additional borrowings incurred. Approximately $488,000 was provided by financing activities in the first quarter 1997, and approximately $637,000 was used for capital expenditures. The Company's capital expenditures and net borrowings in 1997 consisted primarily of the acquisition of transportation and other equipment.

  Revenues increased by 80% in the first quarter 1997 as compared to the first quarter 1996, or from $660,000 to $1,191,000. The average compensated inmate census increased from 226 in 1996 to 382 in 1997. The inmate census at Avalon Correctional Center in Tulsa, Oklahoma, increased by 50% from the first quarter 1996 to the first quarter 1997. The inmate census at Avalon Correctional Center increased by an additional 45% in May, 1997. The El Paso Intermediate Sanction Facility is contracted for 100% of capacity. Additional cash flows from the correctional centers will continue to be recognized as all facilities reach full capacity.

  The Company began Substance Abuse Treatment Services in Ozark Correctional Center in Fordland, Missouri, on May 1, 1997. The Company will begin Substance Abuse Treatment Services in Tipton, Missouri, in June, 1997. The two substance abuse treatment program operations will increase revenues by approximately $1,100,000 per year.

  The Company is divesting itself of its interest in assisted living centers to focus all resources on the community corrections industry. A contract to sell the Assisted Living Center in Fort Collins, Colorado, has been signed and is expected to close in June, 1997. A letter of intent has been signed to sell the Assisted Living Center in Oklahoma City.

  The Company believes it has sufficient cash reserves and ample cash flows from operations to meet its current cash requirements. Additional sources of funding may be required for future expansion. The Company will explore other sources of funding such as additional bank borrowing or the sale of equity securities. Additional funds may also be available through the exercise of Avalon's outstanding stock purchase warrants. Management is unaware of any other evident trends that are likely to result in material decreases in the liquidity of the Company.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES


Results of Operations


Three months ended March 31, 1997 compared to the three months ended March 31, 1996 -

  Net loss for the three months ended March 31, 1996 was $32,000 or $.01 per share as compared to a net loss in 1997 of $34,000 or $.01 per share. The loss in 1996 was primarily due to discontinued operations. The loss in 1997 was primarily due to increased costs associated with the acquisition in August, 1996 of the El Paso Intermediate Sanction Facility.

  Net income from continuing operations, before interest and income taxes, increased by $54,000, from $68,000 in 1996 to $122,000 in 1997 or by 80%. Net income from continuing operations, before interest, income taxes, and depreciation and amortization expense, increased from $132,000 in 1996 to $220,000 in 1997. The increase in 1997 was primarily due to the El Paso Intermediate Sanction Facility and increased census at the Avalon Correctional Center.

  Net income from continuing operations, after interest and income taxes, was approximately $2,000 in 1996 as compared to a net loss of approximately $31,000 in 1997. The decrease in 1997 was primarily due to a $89,000 increase in interest, primarily attributable to the acquisition of the El Paso Intermediate Sanction Facility.

  Total revenues for the first quarter 1997 as compared to the first quarter 1996, increased by $531,000. Revenue was $1,191,000 in 1997 and $660,000 in 1996
for an increase of 80%. Operating expenses increased by $403,000. Both revenue and operating expense increases were primarily due to an increase in the average compensated census from 226 inmates in 1996 to 382 inmates in 1997 or an increase of 69%. The increase was primarily due to the acquisition of the El Paso Intermediate Sanction Facility and increased census at the Avalon Correctional Center. Substance abuse services began in correctional facilities in Missouri during May, 1997, and will increase revenue and expenses by approximately 20% per year.

  General and administrative expenses increased by $40,000 in 1997 due primarily to increased personnel. Interest expense increased approximately $89,000 primarily due to interest related to the acquisition of the El Paso Intermediate Sanction Facility. Depreciation expense increased by $33,000 in 1997, as a result of the acquisition of the El Paso Intermediate Sanction Facility.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION



Item 1.      Legal Proceedings - None.

Item 2.      Changes in Securities - None.

Item 3.      Defaults Upon Senior Securities - Note Applicable.

Item 4.      Submission of Matters to a Vote of Security Holders - None.

Item 5.      Other Information - None.

Item 6.      a) Exhibits
                Exhibit 27.  Financial Data Schedule.

             b) Reports on Form 8-K - Filed a Form 8-K on February 25,
                1997, for a change in auditors.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                                   SIGNATURES



  In accordance with the requirement of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    May 13, 1997                    AVALON COMMUNITY SERVICES, INC.




                                         By: Jerry Sunderland
                                             -------------------
                                         Jerry Sunderland, President



                                         By: Kathryn Avery
                                             -------------------
                                         Kathryn Avery, Chief Financial Officer