Form 10QSB
period 1997-06-30
AVALON COMMUNITY SERVICES INC
filed 1997-08-14
CIK 872202

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997


                         Commission File Number: 0-20307


                         AVALON COMMUNITY SERVICES, INC.
                     (Exact name of small business issuer as
                            specified in its charter)


       Nevada                                               13-3592263
(State of Incorporation)                          (I.R.S. Employer I.D. Number)

               13401 Railway Drive, Oklahoma City, Oklahoma 73114
                    (Address of principal executive offices)

                                 (405) 752-8802
                           (Issuer's telephone number)


Check  whether  the issuer  (1) filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period as the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days:

                                  Yes X No ___

As of August 4, 1997, 2,929,650 shares of the issuer's Class A common stock, par value $.001, and 3,900,000 shares of Class B common stock, no par value, were issued and outstanding.

         Transitional Small Business Disclosure Format: Yes ___; No X .

                         PART I - FINANCIAL INFORMATION
                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                  December 31,        June 30,
                                                      1996              1997
                                               --------------     --------------
ASSETS                                                               (Unaudited)
Current assets:
   Cash and cash equivalents                     $     313,558    $    212,958

   Accounts receivable, net of allowance for
      doubtful accounts of $0                          400,643         562,626
   Due from affiliates                                 119,588         268,194
   Prepaid expenses and other                          311,351         458,222
--------------------------------------------     --------------  ---------------
         Total current assets                        1,145,140        1,502,000
--------------------------------------------     --------------  ---------------
Property and equipment, net                          8,312,385        8,850,100
Other assets                                            66,000           66,000
--------------------------------------------     --------------  ---------------
         Total assets                            $   9,523,525   $   10,418,100
============================================     ==============  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable, accrued liabilities
     and other                                   $    447,668     $     433,189

   Current maturities of long-term debt               518,866         2,140,905
-------------------------------------------      ---------------  --------------
         Total current liabilities                    966,534         2,574,094
-------------------------------------------      ---------------  --------------
Long-term debt, less current maturities             5,861,514         5,226,946
Deferred income taxes                                     ---               ---
-------------------------------------------      ---------------  --------------
         Total liabilities                          6,828,048         7,801,040
-------------------------------------------      ---------------  --------------
Stockholders' equity:
   Common stock:
     Class A - par value $.001; 20,000,000 shares
       authorized; 2,927,135 and 2,929,650 shares
       issued and outstanding                          2,927             2,929
     Class B - no par; 4,000,000 shares authorized;
       3,900,000 shares issued and outstanding           ---               ---
   Preferred stock; par value $.001; 1,000,000
       shares authorized; none issued                    ---              ---
   Paid-In capital                                  4,066,128         4,071,023
   Accumulated deficit                             (1,373,578)       (1,456,892)
-------------------------------------------      ---------------  --------------
         Total stockholders' equity                 2,695,477         2,617,060
-------------------------------------------      ---------------  --------------
         Total liabilities and stockholders'
               equity                            $   9,523,525     $ 10,418,100
===========================================      ===============  ==============


       These accompanying notes are an integral part of these consolidated financial statements.




                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                        Three Months Ended               Six Months Ended
                                                             June 30,                        June 30,

                                                   1996             1997             1996           1997
--------------------------------------------  ---------------  ---------------  --------------- ---------------
Revenues                                      $      662,824   $     1,329,101  $    1,322,975  $    2,520,064
--------------------------------------------  ---------------  ---------------  --------------- ---------------
Costs and expenses
   Direct operating                                   346,460          860,984          715,687       1,655,232
   General and administrative                         170,012          224,666          328,470         401,533
   Depreciation and amortization                       74,469          107,063          139,359         205,081
--------------------------------------------  ---------------  ---------------  --------------- ---------------
                                                      590,911        1,192,713        1,183,516       2,261,846
--------------------------------------------  ---------------  ---------------  --------------- ---------------
       Income from operations                          71,913          136,388          139,459         258,218
    Less interest expense                              73,630          164,046          137,826         317,297
--------------------------------------------  ---------------  ---------------  --------------- ---------------
       Income (loss) from continuing operations
         before income tax expense (benefit)          (1,717)         (27,658)           1,633         (59,079)

   Income tax expense (benefit)                         (671)             ---              621             ---
--------------------------------------------  ---------------  ---------------  --------------- ---------------
Income (loss) from continuing operations              (1,046)         (27,658)            1,012        (59,079)
--------------------------------------------  ---------------  ---------------  --------------- ---------------
Discontinued operations:
   (Loss)gain from operations, net of income
     tax benefit in 1996 of $49,605 and $70,697      (80,935)         (21,706)        (115,348)        (24,235)
   (Loss)gain on disposal, net of income
     tax benefit of  $0                                  ---              ---              ---             ---
--------------------------------------------  ---------------  ---------------  --------------- ---------------
         Loss from discontinued                      (80,935)         (21,706)        (115,348)        (24,235)
            operations
--------------------------------------------  ---------------  ---------------  --------------- ---------------
Net income (loss)                               $    (81,981)    $    (49,364)     $  (114,336)    $   (83,314)
============================================  ===============  ===============  =============== ===============

Net income (loss) per share:
   Continuing operations                      $        (0.00)  $        (0.01)   $       (0.00)   $      (0.02)
   Discontinued operations                             (0.03)           (0.01)           (0.04)          (0.01)
--------------------------------------------  ---------------  ---------------  --------------- ---------------
         Net income (loss) per share:         $        (0.03)  $        (0.02)  $         (0.04)   $     (0.03)
============================================  ===============  ===============  =============== ===============

Weighted average number of common
   and common equivalent shares outstanding        2,647,894        2,929,650        2,572,400       2,929,132
============================================  ===============  ===============  =============== ===============








        The accompanying notes are an integral part of these consolidated financial statements.


                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)


                                                              For the six months ended June 30,
                                                                     1996             1997
                                                             ---------------     --------------
OPERATING ACTIVITIES:
    ....................................
   Net loss                                                 $    (114,336)     $   ( 83,314)
   Adjustments to reconcile net loss to
     net cash provided by (used for) operating activities
        Depreciation and amortization                             181,401           205,081
        Deferred income taxes                                     (17,476)              ---
        (Gain) loss on sale of property                            (1,417)            2,210
        Changes in operating assets and liabilities:
           Decrease (increase) in -
              Accounts receivable                                (189,834)         (161,983)
           Prepaid expenses and other                            (120,705)         (146,871)
             Accounts payable, accrued
               liabilities and other                               76,580           (14,479)
------------------------------------------------------------  --------------     ------------
        Net cash used in operating activities                    (185,787)         (199,356)
------------------------------------------------------------  --------------     ------------
INVESTING ACTIVITIES:
   Capital expenditures                                          (138,799)         (764,113)
   Proceeds from disposition of property                            4,384            19,107
------------------------------------------------------------  --------------     -------------
        Net cash used in investing activities                    (134,415)         (745,006)
------------------------------------------------------------  --------------     -------------
FINANCING ACTIVITIES:
   Net cash advances (to) from affiliates                          72,573          (148,606)
   Repayment of borrowings                                      1,335,851)       (2,662,682)
   Proceeds from borrowings                                     1,292,227         3,650,153
     Net proceeds from warrant exercise                         1,179,435               ---
     Exercise of stock options                                        ---             4,897
------------------------------------------------------------  ---------------    --------------
        Net cash provided by (used in) financing activities      1,208,384          843,762
------------------------------------------------------------  ---------------    --------------
NET INCREASE (DECREASE) IN CASH                                    888,182          (100,600)
CASH, BEGINNING OF PERIOD                                          121,176           313,558
------------------------------------------------------------  ---------------    --------------
CASH, END OF PERIOD                                           $  1,009,358   $       212,958
============================================================  ===============    ==============







        The accompanying notes are an integral part of these consolidated financial statements.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Nature of Business - Avalon Community Services, Inc. ("the Company") is an Oklahoma based corporation owning and operating correctional facilities. The
Company specializes in privatized community correctional facilities and intensive correctional programming. The Company currently operates in Oklahoma, Texas, Missouri, and Nebraska with plans to significantly expand into additional states throughout the Southwest. The Company owns and operates three (3) community correctional facilities and provides substance abuse treatment services in nine (9) prisons.

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

     Interim Financial Statements - The consolidated balance sheet as of June 30, 1997, the statements of operations for the three months and six months ended June 30, 1996 and 1997, and the statements of cash flows for the six months ended June 30, 1996 and 1997, are unaudited and, in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the financial position as of such date and the results of operations and cash flows for the periods then ended. All such adjustments are of a normal and recurring nature.

   The financial statements included herein have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the December 31, 1996 Form 10-KSB filing. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the three and six months ended June 30, 1997, are not necessarily indicative of the results that may be expected for the entire year ended December 31, 1997.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS - Continued
                                   (Unaudited)

NOTE 2 - LONG-TERM DEBT

   Long-term debt and notes payable consist of the following:

                                                        December 31,    June 30,
                                                            1996          1997
Notes payable to banks, collateralized by
     equipment, due in installments
     through May 1998, with interest
     from 7.99% to 11%.                                $   137,059    $ 654,932

Notespayable  to  banks,  collateralized  by
     transportation equipment, due in installments
     through November 1997, with interest ranging
     from 6.25% to 9.99%.                                   71,483       75,364

Notespayable  to  banks,  collateralized  by real
     estate, due in installments through August 2004,
     with interest ranging from 8.5% to 12%.             5,584,334    5,614,469

Note payable to corporation, collateralized
     by buildings with interest at 8.5% with
     principle due in full January 1, 1998.                550,000      550,000

Notes  payable to bank, line of credit with interest
     of 1% above prime maturing April 1998.                 37,504      473,086
                                                       ------------- -----------
                                                         6,380,380    7,367,851
Less - current maturities                                  518,866    2,140,905
                                                       -------------  ----------
                                                       $ 5,861,514  $ 5,226,946
                                                       ============= ===========

     Substantially all notes payable and long-term debt has been personally guaranteed by the Company's CEO. The revolving bank line of credit provides for aggregate maximum borrowing of $500,000. The line of credit is collateralized by the Company's state contract receivables.

NOTE 3 - STOCKHOLDERS' EQUITY

    The Company has outstanding 275,100 Class B stock purchasse warrants exercisable at $6.00 per share. The warrants may be exercised at any time. The Class B warrants expire in March, 1999. The warrants may be redeemed by the Company at any time for $.01 per share, with the exception of certain warrants relating to 1,600 shares of common stock.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                   (Unaudited)

     The Company completed a private placement of 1,000,000 shares of its common stock and 1,000,000 Class C stock purchase warrants in August, 1994. Class C stock purchase warrants representing 377,000 shares were exercised in 1996, leaving 723,000 Class C stock purchase warrants outstanding. The Class C stock purchase warrants provide for the purchase of the Company's stock at a price of $3.50 per share through December, 1998. Also outstanding are 100,000 shares of common stock and 100,000 Class C stock purchase warrants reserved for underwriters.

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

     The Company adopted a stock option plan (the "Plan") in August, 1994 providing for the issuance of common stock pursuant to both incentive stock options, intended to qualify under Section 422 of the Internal Revenue Code, and options that do not qualify as incentive stock options ("non-statutory"). The purpose of the Plan is to provide continuing incentives to the Company's officers, key employees, members of the Board of Directors and consultants. The options generally vest over a four or five year period with a ten year expiration date. The Company amended its stock option plan in 1996, increasing the number of shares available under the Plan to 600,000. Non-statutory options providing for the issuance of 441,505 shares of common stock were outstanding at June 30, 1997. The exercise prices range from $1.50 to $4.00 per share. Options providing for the issuance of 84,460 shares were exercisable at June 30, 1997.

     The Company issued 2,200,000 and 490,000 shares of Class B common stock to the Company's CEO during 1996 and 1997, respectively, pursuant to a 1994 debt guarantee agreement for his personal guarantee of debt. Class B shares are voting rights only, are non-transferable and have no liquidation or dividend rights.

NOTE 4 - SUBSEQUENT EVENTS

     The Company has accepted subscriptions of $2,580,000 in a Company sponsored private placement of convertible subordinated debt, as of August 14, 1997. The private placement has a sixty (60) day offering period beginning August 4, 1997, and has a minimum of $2,000,000 subscriptions and a maximum of $8,000,000 subscriptions. The debentures are convertible into common stock of the Company and have an interest rate of 7.5%.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES

Item 2.           Management's Discussion and Analysis
                  Or Plan of Operations

Liquidity and Capital Resources

      The Company's business strategy is designed to expand the Company's community level correctional services on a regional basis throughout the Southwest. The Company is devoting its resources to expand and develop correctional facilities and to increase the number of correction beds under management, through new state contracts and selective acquisitions.

     Current liabilities were greater than current assets as of June 30, 1997, by $1,072,000, due to debt maturing in the first quarter 1998. The Company expects to retire or refinance prior to year end, approximately $1,643,000 of debt classified as current liability at June 30, 1997. Repayment of borrowings was approximately $2,663,000 with $3,650,000 additional borrowings incurred in the second quarter 1997. Avalon Correctional Center was refinanced at a lower interest rate in the second quarter, 1997. Approximately $844,000 was provided by financing activities in the second quarter 1997, and approximately $764,000 was utilized for capital expenditures. The Company's capital expenditures and net borrowings in 1997 included the acquisition of transportation and other equipment.

     Revenues increased significantly in 1997. Total revenues increased by 90% from $1,323,000 in the first six months of 1996 to $2,520,000 in 1997. The average compensated daily inmate census increased 71% from 226 in the second quarter 1996 as compared to 387 in 1997. The Company began the Substance Abuse Treatment Services Program in Ozark Correctional Center in Fordland, Missouri, on May 1, 1997, increasing revenues by $117,000 in 1997.

     The Company's business plan is to divest its 15% interest in assisted living centers in order to focus all resources on the community corrections industry. The Assisted Living Center in Fort Collins, Colorado, was sold on July 8, 1997. The Assisted Living Center in Oklahoma City, Oklahoma is being marketed for sale.

    The Company has accepted subscriptions of $2,300,000 in a Company sponsored private placement of convoertible subordinated debt, as of August 14, 1997. The debentures are convertible into common stock of the Company and have an interest rate of 7.5%.

     The Company believes it has sufficient cash reserves to meet its current cash requirements. The Company expects to generate sufficient income from current contracts to realize the benefits of it's deferred tax assets. Additional sources of funding will be required for future expansion. The Company will explore other sources of funding such as additional bank borrowing or the sale of equity securities. Additional funds may also be available through the exercise of Avalon's outstanding stock purchase warrants. Management is unaware of any other evident trends that are likely to result in material decreases in the liquidity of the Company.

Results of Operations

Three months ended June 30, 1997 compared to the three months ended June 30, 1996 -

     Net loss for the three months ended June 30, 1997 was $49,000 or $.02 per share as compared to a loss of $82,000 or $.03 per share in 1996. The loss in 1997 was primarily due to increased overhead and development program costs incurred due to the expansion plans of the Company. These costs are significant due to the size of the Company and will decrease as a percentage of total costs as the Company expands.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES

     Income from continuing operations, before interest and income taxes, increased by $64,000 or 90%, to a gain of $136,000 in 1997 as compared to a gain of $72,000 in 1996. The increase in 1997 was due to the operations of the El Paso Intermediate Sanction Facility and increased census at the Avalon Correctional Center. Net loss from discontinued operations was $22,000 in 1997 compared to $81,000 in 1996.

     Revenues from continuing operations increased by $666,000 or 100% in the second quarter 1997 compared to 1996 or from $663,000 in 1996 to $1,329,000 in 1997 Operating expenses for continuing operations increased by $515,000 in the second quarter of 1997. Both revenue and operating expense increases were a result of an 82% increase in the average compensated daily census in the second quarter of 1997. The average compensated daily census increased from 213 inmates in 1996 to 387 inmates in 1997. The increase in census was primarily due to the acquisition of the El Paso Intermediate Sanction Facility and increased census at the Avalon Correctional Center. Substance abuse services began in a correctional facility in Missouri during May, 1997 increasing revenues by $117,000 in the quarter ending June 30, 1997.

     General and administrative expenses increased by $55,000 in 1997 due to increased personnel, advertising and marketing costs associated with the
Company's growth plan. Interest expense increased approximately $90,000 primarily due to interest related to the acquisition of the El Paso Intermediate Sanction Facility. Depreciation expense increased by $32,000 in 1997, as a result of the acquisition of the El Paso Intermediate Sanction Facility. The building utilized by the El Paso Intermediate Sanction Facility was acquired by the Company on August 1, 1996.

Six months ended June 30, 1997 compared to the six months ended June 30, 1996 -

     Net loss for the six months ended June 30, 1997 was $83,000 or $.03 per share as compared to a loss of $114,000 or $.04 per share in 1996. The loss in 1997 was primarily due to overhead and development program costs incurred due to the expansion plans of the Company. These costs are significant due to the size of the Company and will decrease as a percentage of total costs as the Company expands.

     Income from continuing operations, before interest and income taxes, was $258,000 in 1997 as compared to $139,000 in 1996. The increase in 1997 is attributable to the acquisition of the El Paso Intermediate Sanction Facility and increased census at the Avalon Correctional Center.

     Revenues from continuing operations increased by 90% in 1997 or by $1,197,000. Revenue was $2,520,000 in 1997 compared to $1,323,000 in 1996.
Operating expenses from continuing operations increased by $939,000. Both revenue and operating expense increases were a result of a 75% increase in the average compensated daily census in the six month period ending June 30, 1997. The average compensated daily census increased from 221 inmates in 1996 to 385 inmates in 1997. The increase was attributable to the acquisition of the El Paso Intermediate Sanction Facility and increased census at the Avalon Correctional Center. Substance abuse services began in correctional facilities in Missouri during May, 1997, increasing revenues by $117,000 in the six months ending June 30, 1997.

 s

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES


     General and administrative expenses increased by $74,000 or 22% in 1997 primarily due to increased personnel, advertising, and marketing costs associated with the Company's growth plan. Interest expense increased approximately $179,000 due to interest related to the acquisition of the El Paso Intermediate Sanction Facility. Depreciation expense increased by $66,000 in 1997, as a result of the acquisition of the El Paso Intermediate Sanction Facility. The building utilized by the El Paso Intermediate Sanction Facility was acquired by the Company on August 1, 1996.


PART II - OTHER INFORMATION



Item 1.    Legal Proceedings - None.

Item 2.    Changes in Securities - None.

Item 3.    Defaults Upon Senior Securities - Not Applicable.

Item 4.    Submission of Matters to a Vote of Security Holders - None.

Item 5.    Other Information - None.

Item 6.    a)       Exhibits
                    Exhibit 27.  Financial Data Schedule.
           b)       Reports on Form 8-K - None filed in the second quarter 1997.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                                   SIGNATURES



     In accordance with the requirement of the Exchange Act, the registrant has caused this report, Form 10- QSB for June 30, 1997, to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    August 14, 1997                  AVALON COMMUNITY SERVICES, INC.




                                          By:      \Jerry Sunderland
                                          Jerry Sunderland, President



                                          By:    \Kathryn Avery
                                          Kathryn Avery, Chief Financial Officer