Form 10QSB
period 1997-09-30
AVALON COMMUNITY SERVICES INC
filed 1997-11-19
CIK 872202

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1997


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

                                  Yes X   No ___

As of November 12, 1997, 2,938,430 shares of the issuer's Class A common stock, par value $.001, were issued and outstanding.

         Transitional Small Business Disclosure Format: Yes ___; No X .

                         PART I - FINANCIAL INFORMATION
                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                 December 31,     September 30,
                                                    1996              1997
                                                 ------------     -------------
ASSETS                                                            (Unaudited)
Current assets:
 Cash and cash equivalents                        $   313,558      $  2,930,347
 Accounts receivable, net of allowance for
  doubtful accounts of $0                             400,643           797,716
 Due from affiliates                                  119,588            52,850
 Prepaid expenses and other                           311,351           627,579
----------------------------------------------   ------------     -------------
    Total current assets                            1,145,140         4,408,492
----------------------------------------------   ------------     -------------
Property and equipment, net                         8,312,385         8,809,341
Other assets                                           66,000           370,849
----------------------------------------------   ------------     -------------
    Total assets                                  $ 9,523,525      $ 13,588,682
==============================================   ============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable, accrued liabilities and other  $   447,668      $    492,832
 Current maturities of long-term debt                 518,866         1,116,611
----------------------------------------------   ------------     -------------
    Total current liabilities                         966,534         1,609,443
----------------------------------------------   ------------     -------------
Long-term debt, less current maturities             5,861,514         5,179,681
Convertible Debentures                                    ---         4,150,000
Deferred income taxes                                     ---               ---
----------------------------------------------   ------------     -------------
    Total liabilities                               6,828,048        10,939,124
----------------------------------------------   ------------     -------------
Stockholders' equity:
 Common stock:
  Class A - par value $.001; 20,000,000 shares
   authorized; 2,927,135 and 2,938,430 shares
   issued and outstanding                               2,927             2,938
  Class B - no par; 4,000,000 shares authorized;
   3,900,000 and 0 shares issued and outstanding          ---               ---
  Preferred stock; par value $.001; 1,000,000
   shares authorized; none issued                         ---               ---
  Paid-In capital                                   4,066,128         5,909,363
  Accumulated deficit                              (1,373,578)       (3,262,743)
-----------------------------------------------   -----------     -------------
    Total stockholders' equity                      2,695,477         2,649,558
-----------------------------------------------   -----------     -------------
     Total liabilities and stockholders' equity   $ 9,523,525      $ 13,588,682
===============================================   ===========     =============


  These accompanying notes are an integral part of these consolidated financial statements.


                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                         Three Months Ended               Nine Months Ended
                                                           September 30,                    September 30,

                                                     1996              1997             1996              1997
----------------------------------------------- ---------------  ----------------  ---------------  ----------------
Revenues                                        $      905,602   $     1,505,908   $    2,228,577   $     4,025,972
----------------------------------------------- ---------------  ----------------  ---------------  ----------------
Costs and expenses
 Direct operating                                      725,107           946,545        1,440,794         2,580,277
 General and administrative                            174,198           215,908          502,668           638,941
 Depreciation and amortization                          72,088           104,058          211,447           309,139
----------------------------------------------- ---------------  ----------------  ---------------  ----------------
                                                       971,393         1,266,511        2,154,909         3,528,357
----------------------------------------------- ---------------  ----------------  ---------------  ----------------
   Income from operations                              (65,791)          239,397           73,668           497,615
 Less interest expense                                  78,445           192,870          216,271           510,167
 Less Unusual Item -amortization of
  discount on convertible debentures (Note 4)              ---         1,818,750              ---         1,818,750
----------------------------------------------- ---------------  ----------------  ---------------  ----------------
   Income (loss) from continuing
    operations before income tax expense              (144,236)       (1,772,223)        (142,603)       (1,831,302)
 Income tax expense (benefit)                          (54,813)              ---          (54,192)              ---
----------------------------------------------- ---------------  ----------------  ---------------  ----------------
Income (loss) from continuing operations               (89,423)       (1,772,223)         (88,411)       (1,831,302)
----------------------------------------------- ---------------  ----------------  ---------------  ----------------
Discontinued operations:
 (Loss)gain from operations, net of income
  tax benefit in 1996 of $9,719 and $80,416            (15,859)          (33,628)        (131,210)          (57,863)
----------------------------------------------- ---------------  ----------------  ---------------  ----------------
   Loss from discontinued operations                   (15,859)          (33,628)        (131,210)          (57,863)
----------------------------------------------- ---------------  ----------------  ---------------  ----------------
Net income (loss)                               $     (105,282)  $    (1,805,851)  $     (219,621)  $    (1,889,165)
=============================================== ===============  ================  ===============  ================

Net income (loss) per share:
 Continuing operations                          $        (0.03)  $         (0.60)  $        (0.03)  $         (0.62)
 Discontinued operations                                 (0.01)            (0.01)           (0.05)            (0.02)
----------------------------------------------- ---------------  ----------------  ---------------  ----------------
   Net income (loss) per share:                 $        (0.04)  $         (0.61)  $        (0.08)  $         (0.64)
=============================================== ===============  ================  ===============  ================

Weighted average number of common
 and common equivalent shares outstanding            2,921,113         2,929,650        2,887,901         2,930,982
=============================================== ===============  ================  ===============  ================

       The accompanying notes are an integral part of these consolidated financial statements.



                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)


                                                                 For the nine months ended Sept. 30,
                                                                         1996             1997
                                                                 --------------       --------------
OPERATING ACTIVITIES:
  Net loss                                                       $    (219,621)       $ ( 1,889,165)
  Adjustments to reconcile net loss to
    net cash provided by (used for) operating activities
      Depreciation and amortization                                    274,510              309,139
      Amortization of discount on convertible debentures                   ---            1,818,750
      Deferred income taxes                                            (23,000)                 ---
      Loss (gain) on sale of property                                   (1,417)               6,794
      Changes in operating assets and liabilities:
        Decrease (increase) in -
          Accounts receivable                                         (184,889)            (397,073)
        Prepaid expenses and other                                    (290,395)            (372,627)
          Accounts payable, accrued liabilities and other              399,677               45,164
--------------------------------------------------------------  ---------------       --------------
      Net cash used in operating activities                            (45,135)            (479,018)
--------------------------------------------------------------  ---------------       --------------
INVESTING ACTIVITIES:
 Capital expenditures                                                 (666,888)            (849,241)
 Proceeds from disposition of property                                   4,384               36,352
--------------------------------------------------------------  ---------------       --------------
      Net cash used in investing activities                           (662,504)            (812,889)
--------------------------------------------------------------  ---------------       --------------
FINANCING ACTIVITIES:
 Net cash advances (to) from affiliates                                 30,194               66,738
 Repayment of borrowings                                            (2,855,139)          (4,920,269)
 Proceeds from borrowings                                            2,586,982            4,836,181
   Net proceeds from convertible debentures                                ---            3,901,550
   Net proceeds from warrant exercise                                1,195,047               10,503
   Proceeds from exercise of stock options                                 430               13,993
--------------------------------------------------------------  ---------------       --------------
      Net cash provided by (used in) financing activities              957,514            3,908,696
--------------------------------------------------------------  ---------------       --------------
NET INCREASE (DECREASE) IN CASH                                        249,875            2,616,789
CASH, BEGINNING OF PERIOD                                              121,176              313,558
--------------------------------------------------------------  ---------------       --------------
CASH, END OF PERIOD                                               $    371,051        $   2,930,347
==============================================================  ===============       ==============


       The accompanying notes are an integral part of these consolidated financial statements.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of Business - Avalon Community Services, Inc. ("the Company") is an Oklahoma based corporation owning and operating correctional facilities. The
Company specializes in privatized community correctional facilities and intensive correctional programming. The Company currently operates in Oklahoma, Texas, Missouri, and Nebraska with plans to significantly expand into additional states. The Company owns and operates four (4) community correctional facilities and provides substance abuse treatment services in nine (9) prisons.

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

  Interim Financial Statements - The consolidated balance sheet as of September 30, 1997, and the statements of operations for the three months and nine months ended September 30, 1996 and 1997 and the statements of cash flows for the nine months ended September 30, 1996 and 1997, are unaudited and, in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the financial position as of such date and the results of operations and cash flows for the periods then ended. All such adjustments are of a normal and recurring nature. Statements of operations for 1996 have been restated to reflect discontinued operations.

  The financial statements included herein have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the December 31, 1996 Form 10-KSB filing. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The results of operations for the three and nine months ended September 30, 1997, are not necessarily indicative of the results that may be expected for the entire year ended December 31, 1997.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS - Continued
                                   (Unaudited)

NOTE 2 - LONG-TERM DEBT

   Long-term debt and notes payable consist of the following:

                                                 December 31,      September 30,
                                                   1996               1997
Notes payable to banks, collateralized by
 equipment, due in installments
 through March, 2012 with interest
 from 7.99% to 11%.                                $  137,059      $    484,576

Notes payable to banks, collateralized by
 transportation equipment, due in
 installments through April, 2002 with
 interest ranging from 6.80% to 9.9%.                  71,483            61,704

Notes payable to banks, collateralized by
 real estate, due in installments through
 August 2004, with interest ranging
 from 8.5% to 12%.                                  5,584,334         5,506,231

Notes payable to corporation, collateralized
 by buildings with interest at 8.5%
 with principle due in installments through
 September, 2004.                                     550,000              ---

Notes payable to other entities, partially
 collateralized, with interest at 8.5%
 through July, 1999.                                      ---          243,781

Notes payable to bank, line of credit with
 interest of 1% above prime maturing April 1998.       37,504              ---
                                                 ------------      -----------
                                                    6,380,380        6,296,292
Less - current maturities                             518,866        1,116,611
                                                 ------------      -----------
                                                 $  5,861,514      $ 5,179,681
                                                 ============      ===========

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

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                   (Unaudited)


NOTE 3 - STOCKHOLDERS' EQUITY

  The Company has outstanding 275,100 Class B stock purchase warrants exercisable at $6.00 per share. The warrants may be exercised at any time. The Class B warrants expire in March 26, 1999. The warrants may be redeemed by the Company at any time for $.01 per share, with the exception of certain warrants relating to 1,600 shares of common stock.

  The Company completed a private placement of 1,000,000 shares of its common stock and 1,000,000 Class C stock purchase warrants in August, 1994. Class C stock purchase warrants representing 377,000 shares were exercised in 1996, leaving 723,000 Class C stock purchase warrants outstanding. The Class C stock purchase warrants provide for the purchase of the Company's stock at a price of $3.33 per share through December 30, 1999. An additional 100,000 shares of common stock and 100,000 Class C stock purchase warrants were reserved for underwriters. The Company also issued an additional 165,000 Class C stock purchase warrants on May 31, 1996.

  The Company issued Class D Warrants in August, 1996, to purchase 200,000 shares of Common Stock in connection with the purchase of the El Paso Intermediate Sanction Facility. The Class D stock purchase warrants provide for the purchase of the Company's Class A common stock at a price of $5.125 per share through August 2, 2001. The Warrants may be redeemed by the Company upon certain events for $.01 per share.

  The Company adopted a stock option plan (the "Plan") in August, 1994 providing for the issuance of common stock pursuant to both incentive stock options, intended to qualify under Section 422 of the Internal Revenue Code, and options that do not qualify as incentive stock options ("non-statutory"). The purpose of the Plan is to provide continuing incentives to the Company's officers, key employees, members of the Board of Directors and consultants. The options generally vest over a four or five year period with a ten year expiration date. The Company amended its stock option plan in 1996, increasing the number of shares available under the Plan to 600,000. Non-statutory options providing for the issuance of 419,570 shares of common stock were outstanding at September 30, 1997. The exercise prices range from $1.50 to $4.00 per share. Options providing for the issuance of 101,690 shares were exercisable at September 30, 1997.

  The Company issued 3,900,000 shares of Class B common stock to the Company's CEO from 1995 through 1997, pursuant to a 1994 debt guarantee agreement for his personal guarantee of debt. Class B shares had voting rights only, are non-transferable and had no liquidation or dividend rights. The Company canceled all Class B shares of stock on August 25, 1997, pursuant to a Change of Control Agreement between the Company and Donald E. Smith.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
                                   (Unaudited)


NOTE 4 - CONVERTIBLE DEBENTURES

  The Company accepted subscriptions of $4.15 Million in a Company sponsored private placement of convertible subordinated debt with a final closing date of September 12, 1997. The net amount, after related expenses of $280,000, was $3.9 Million. The debentures are convertible into common stock of the Company at $3.00 and have an interest rate of 7.5%.

  The Company issued Convertible Debentures through a private placement in principal amounts of $3,290,000 and $860,000 on August 25, 1997 and September 12, 1997, respectively. The Debentures are convertible into common stock immediately after issuance at a conversion price of $3.00 per share. In accordance with the Securities and Exchange Commission ("SEC") Staff position, the difference between the conversion price and the fair value as evidenced by the quoted market price of the common stock multiplied by the number of shares into which the Debentures are convertible at the date of issue has been recorded as a discount on debt. The SEC's rules, as outlined in Topic No. D-60 dated March 13, 1997, require that the resulting discount be amortized from the date of issuance through the date that the security is first convertible. The recognition of this charge does not reduce the Company's cash flow from operations, decrease the Company's cash position, or increase the Company's outstanding liabilities. The accounting effect of the charge on the balance sheet is to increase paid in capital and increase accumulated deficit, creating a zero effect to equity. The discount, totaling $1,818,750, has been amortized and charged to the statement of operations in accordance with such SEC requirements.

NOTE 5 - SUBSEQUENT EVENTS

  On October 2, 1997, the Company acquired the community corrections operations and facilities of Freedom Ranch, a private corrections provider, for approximately $1.4 Million. The acquisition includes the operations of a 150 bed adult residential community corrections facility located on 35 acres in Tulsa, Oklahoma. The operations provide contract residential correctional services to state and federal agencies. The acquisition is projected to increase the Company's revenues by approximately $1.5 Million per year.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES

Item 2.           Management's Discussion and Analysis
                  Or Plan of Operations

Liquidity and Capital Resources

  The Company's business strategy is designed to expand the Company's community level correctional services. The Company is devoting its resources to expand and develop new correctional facilities and to increase the number of correction beds under management, through new contracts and selective acquisitions.

  The Company closed a private placement of subordinated convertible debentures in September, 1997 for a total of $4,150,000. The placement generated net proceeds of $3,902,000 after commissions and fees of $248,000 The debentures are convertible into common stock at $3.00 per share and bear an interest rate of 7.5%. The Company utilized approximately $950,000 of the proceeds to retire debt. The Company utilized approximately $1,400,000 of the proceeds to purchase the Turley Correctional Center in Tulsa, Oklahoma.

  In accordance with the Securities and Exchange Commission ("SEC") Staff position, the difference between the conversion price and the fair value as evidenced by the quoted market price of the common stock multiplied by the number of shares into which the Company's debentures are convertible at the date of issue has been recorded as a discount on debt. The discount, totaling $1,818,750, has been charged to amortization of discount on convertible debentures as an Unusual Item in the statement of operations. The recognition of this charge does not reduce the Company's cash flow from operations, decrease the cash position, or increase outstanding liabilities. The accounting effect on the balance sheet of this charge is to increase paid in capital and increase accumulated deficit, with a zero effect to stockholders' equity.

  Current assets exceeded current liabilities by $2,799,000 at of September 30, 1997 for a current ratio of 2.74. A net amount of $3,902,000 was provided in the third quarter of 1997 from Company issued subordinated convertible debentures. Repayment of borrowings was approximately $2,663,000 with $3,650,000 additional borrowings incurred in 1997. Approximately $764,000 was utilized for capital expenditures in the first nine months of 1997. The Company's capital expenditures and net borrowings in 1997 included the acquisition of transportation and other equipment.

  Revenues increased significantly in the third quarter of 1997 and in the first nine months of 1997. Total revenues increased by 90% to $4,025,000 in the first nine months of 1997 compared to revenues of $2,229,000 in the first nine months of 1996. The average compensated daily inmate census increased 60% in the first nine months of 1997 to 391 inmate days from 244 inmate days in the first nine months of 1996.

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

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES

Results of Operations

Three months ended September 30, 1997 compared to the three months ended September 30, 1996 -

  Net loss for the three months ended September 30, 1997 was $1,806,000 or $.61 per share as compared to a net loss of $105,000 or $.04 per share in 1996. The loss for the three months ended September 30, 1997 was a result of a charge against earnings in the amount of $1,818,750 for the amortization of a discount related to the private placement completed in September 1997. In accordance with the SEC Staff position, the difference between the conversion price and the fair value as evidenced by the quoted market price of the common stock multiplied by the number of shares into which the debentures are convertible at the date of issue, $1,818,750, has been charged to amortization of discount on convertible debentures as an Unusual Item.

  Excluding the accounting effect of the Unusual Item discussed above, the Company had net income of $13,000 or $.01 per share for the three months ended September 30, 1997 as compared to a net loss of $105,000 or $.04 per share for the comparable period in 1996. The significant improvement in 1997 was a result of several positive events including an increase in profits at the Avalon Correctional Center, the purchase of the El Paso Intermediate Sanction Facility and negotiating one new contract for the facility, the Company being awarded a second new contract for the El Paso Intermediate Sanction Facility, and the Company being awarded a contract to provide services in the Ozark Correctional Center in Missouri.

  Excluding the accounting effect of the Unusual Item discussed above, the Company had income from continuing operations, after interest and income taxes, of $47,000 or $.02 per share for the three months ended September 30, 1997, as compared to a loss of $89,000 or $.03 per share for the three months ended September 30, 1996. The increase in 1997 was a result of several positive events including an increase in profits at the Avalon Correctional Center, the purchase of the El Paso Intermediate Sanction Facility and negotiating one new contract for the facility in August, 1996, the Company being awarded a second new contract for the El Paso Intermediate Sanction facility in November, 1996, and the Company being awarded a contract to provide services in the Ozark Correctional Center in Missouri in May, 1997. The net loss from discontinued operations was $34,000 in for the three months ended September 30, 1997 compared to $16,000 for the three months ended September 30, 1996.

  Revenues from continuing operations increased by $600,000 or 66% to $1,506,000 in the third quarter of 1997 compared to $906,000 in the third quarter of 1996. Revenues from the El Paso Intermediate Sanction Facility increased by $158,000, revenues from Avalon Correctional Center increased by approximately $220,000, and revenues from Ozark Correctional Center increased by $197,000 in the third quarter of 1997. Operating expenses for continuing operations increased by $221,000 or 31% in the third quarter of 1997 from $725,000 to $946,000. The increase in operating expenses was primarily attributable to $160,000 in operating expenses for the Ozark Correctional Center. Both revenue and operating expense increases were a result of an increase in the average compensated daily census in the third quarter of 1997. The average compensated daily census increased 40% to 405 inmates in the third quarter of 1997 from 290 inmates in the third quarter of 1996. The increase in census was a result of the award of a new contract to the Company at the El Paso Intermediate Sanction Facility and increased census at the Avalon Correctional Center. Substance abuse services in the Ozark Correctional Center in Missouri began during May, 1997, increasing revenues by $196,000 in the quarter ending September 30, 1997.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES

  General and administrative expenses increased by $42,000 in the third quarter of 1997 primarily due to costs related to the Company's growth plan. Interest expense increased approximately $114,000 in the third quarter of 1997 primarily due to interest related to the purchase of the El Paso Intermediate Sanction Facility. Depreciation expense increased by $32,000 in the third quarter of 1997, also as a result of the purchase of the El Paso Intermediate Sanction Facility.

Nine months ended September 30, 1997 compared to the nine months ended September 30, 1996 -

  Net loss for the nine months ended September 30, 1997 was $1,889,000 or $.64 per share as compared to a loss of $220,000 or $.08 per share in 1996. The loss for the nine months ended September 30, 1997 was a result of a charge against earnings in the amount of $1,818,750 for the amortization of a discount related to the private placement completed in September, 1997. In accordance with the SEC Staff position, the difference between the conversion price and the fair value as evidenced by the quoted market price of the common stock multiplied by the number of shares into which the Debentures are convertible at the date of issue, $1,818,750, has been charged to amortization of discount on convertible debentures as an Unusual Item.

  Excluding the accounting effect of the Unusual Item discussed above, the Company had a net loss of $70,000 or $.02 per share as compared to a loss of $220,000 or $.08 per share in 1996. The significant improvement in 1997 was a result of several positive events including an increase in profits at the Avalon Correctional Center, the purchase of the El Paso Intermediate Sanction Facility and negotiating one new contract for the facility in August 1996, the Company being awarded a second new contract for the El Paso Intermediate Sanction facility in November, 1996, and the Company being awarded a contract to provide services in the Ozark Correctional Center in Missouri in May, 1997.

  Excluding the effect of the Unusual Item, the Company had a net loss from continuing operations, after interest and income taxes, of $13,000 in 1997 or $.01 per share as compared to a loss of $88,000 or $.03 per share in 1996. The increase in 1997 is attributable to the positive factors discussed above. Loss from discontinuing operations was $58,000 in 1997 as compared to $131,000 in 1996.

  Revenues from continuing operations increased by $1,797,000 or 81% in 1997 as compared to 1996. Revenue was $4,026,000 in 1997 compared to $2,229,000 in 1996. Revenue from the El Paso Intermediate Sanction Facility increased by $1,044,000, revenue from Avalon Correctional Center increased by $480,000 and revenue from the Ozark Correctional Center increased by $313,000 in 1997. Operating expenses from continuing operations increased by $1,373,000. The increase in operating expenses was attributable to a $837,000 increase in expenses in El Paso, a $138,000 increase in expenses at Avalon Correctional Center, and $267,000 of expenses incurred for the Ozark Correctional Center. Both revenue and operating expense increases were a result of a 60% increase in the average compensated daily census in the nine month period ending September 30, 1997. The average compensated daily census increased to 391 inmates in 1997 from 244 inmates in 1996. The increase was attributable to the El Paso Intermediate Sanction Facility and increased census at the Avalon Correctional Center. Substance abuse services began in the Ozark Correctional Center in Missouri during May, 1997, increasing revenues by $313,000 in the nine months ended September 30, 1997.

  General and administrative expenses increased by $136,000 or 27% in 1997 primarily due to increased costs related to the Company's growth plan. Interest expense increased $293,000 due primarily to interest related to the purchase of the El Paso Intermediate Sanction Facility. Depreciation expense increased by $98,000 in 1997, as a result of the purchase of the El Paso Intermediate Sanction Facility.

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

Item 3.           Defaults Upon Senior Securities - Not Applicable.

Item 4.           Submission of Matters to a Vote of Security Holders - None.

Item 5.           Other Information - None.

Item 6.           a)       Exhibits
                           Exhibit 27.  Financial Data Schedule.

                  b)       Reports on Form 8-K -
                           8-K, dated October 17, 1997, filed in the third quarter 1997, concerning the acquisition of Turley Correctional Center in Tulsa, Oklahoma.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                                   SIGNATURES



  In accordance with the requirement of the Exchange Act, the registrant has caused this report, Form 10-QSB for September 30, 1997, to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    November 19, 1997                AVALON COMMUNITY SERVICES, INC.




                                          By: \Jerry Sunderland
                                          Jerry Sunderland, President



                                          By:  \Kathryn Avery
                                          Kathryn Avery, Chief Financial Officer