Form 10-K
period 1997-12-31
AVALON COMMUNITY SERVICES INC
filed 1998-03-27
CIK 872202

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1997

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from__ to__

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

                 Shares of Class A Common Stock, par value $.001
                 -----------------------------------------------
                                (Title of class)

  The issuer has (1) filed all reports  required to be filed by Section 13 or 15
(d) of the Exchange Act during the past 12 months (or such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day: Yes X No ___

  Disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ X ]

  Revenues for continuing operations for the year ended December 31, 1997 were $5,878,000.

  The aggregate market value of voting common stock held by non affiliates was $8,206,240 on February 27, 1998, based on the average high and low prices of such stock as reported by the National Association of Securities Dealers Automated Quotations Systems ("NASDAQ") on that day. As of February 27, 1998, 2,984,380 shares of the issuer's common stock, par value $.001, were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

  Portions of the Proxy Statements for the 1998 Annual Meeting of Shareholders are incorporated by reference in Part III.6

            Transitional Small Business Disclosure Format: Yes__ No X .

                                TABLE OF CONTENTS
                            FORM 10-KSB ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1997


Item                                                                 Page
----                                                                 ----

PART I

1.     Description of Business                                         1

2.     Description of Property                                         5

3.     Legal Proceedings                                               6

4.     Submission of Matters to a Vote of Security Holders             6

                                     PART II

5.     Market for Common Equity and Related
         Stockholder Matters                                           6

6.     Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           7

7.     Financial Statements                                            9

8.     Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure                        28

                                    PART III

9.     Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16 (a) of
         the Exchange Act                                              28

10.    Executive Compensation                                          29

11.    Security Ownership of Certain Beneficial Owners
         and Management                                                29

12.    Certain Relationships and Related Transactions                  29

13.    Exhibits and Reports on Form 8-K                                29

       Signatures                                                      32

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES


                                     PART I
                                     ------

ITEM 1.  DESCRIPTION OF BUSINESS.

The Company -

  Avalon Community Services, Inc., is a Nevada Corporation owning and operating private correctional facilities. Avalon Community Services, Inc. and its wholly owned subsidiaries ("Avalon" or the "Company") specialize in operating private community correctional facilities and providing intensive correctional programming. Avalon currently operates facilities and manages programs in Oklahoma, Texas, Missouri, and Nebraska with plans to significantly expand into additional states. Avalon's business strategy is designed to escalate Avalon into a dominant role as a provider of community correctional services. Avalon's development plan is to expand operations through new state and Federal contracts and selective acquisitions to capitalize on the current rapid growth trends in the private corrections industry.

  The private correctional services industry has experienced significant growth in recent years. During 1995 there were 3.8 million individuals on probation or parole. This population is expected to increase to over 7 million by the year
2005. Annual correction industry growth rates have been approximately 7 to 8 percent per year. This growth rate exceeds the general population growth because of increasing crime rates, higher conviction rates and longer prison sentences. Avalon contracts with various government agencies to provide community corrections services. Studies have documented a 10 to 30 percent savings to government agencies as a result of utilizing private corrections providers to build and operate correctional facilities. Avalon management believes its background and abilities to build and operate community correctional facilities and provide correctional programing position the Company for substantial future growth in the corrections industry.

  Avalon currently owns and operates 805 private community corrections beds. The Company owns and operates three minimum-security correctional facilities (655 beds) in Oklahoma and one medium-security correctional facility (150 beds) in Texas. Avalon believes it is the largest private provider of community correctional services in Oklahoma. The Avalon facilities provide numerous programs for offenders generally serving the last six months of their sentence. Avalon provides contract agencies the basic services relating to the security, detention and care of inmates, and a broad range of rehabilitative programs to reduce recidivism. The provided programming includes substance abuse treatment and counseling, vocational training, work release programs, basic educational programs, job and life skill training, and reintegration services.

  Avalon also provides intensive substance abuse treatment services to inmates in six medium security correctional facilities in Nebraska and one medium security correctional facility in Missouri. Intensive programming is an essential part of community based corrections. Avalon has provided substance abuse programs in facilities for over thirteen (13) years. Avalon's management has been engaged in the business of providing private correctional services since 1985.

  Avalon's management made the decision to divest all non correctional services at the end of 1996 to allow management to focus exclusively on private corrections. Avalon is aggressively developing its private correctional operations through selective acquisitions and responding to requests of governmental agencies.

  Avalon's corporate office is located at 13401 Railway Drive in Oklahoma City, Oklahoma. Avalon's common stock is traded on the NASDAQ SmallCap Market with the symbol "CITY".

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES


Facilities -

  The following table summarizes certain information with respect to facilities and programs managed by Avalon at March 3, 1998.


Facility Name
And Location                        Company Role                  Capacity      Facility / Program Type
----------------------------------  ----------------------------  ------------  -----------------------
Carver Center,                      Complete Facility             250 Beds      Community  Security
    Oklahoma City, OK               Ownership and                               Corrections
                                    Management

Avalon Correctional Center,         Complete Facility             255 Beds      Community  Security
     Tulsa, OK                      Ownership and                               Corrections
                                    Management

Turley Correctional Center,         Complete Facility             150 Beds      Community  Security
     Tulsa, OK                      Ownership and                               Corrections
                                    Management

El Paso Intermediate                Complete Facility             150 Beds      Medium Security
    Sanction Facility,              Ownership and                               Correctional Facility
    El Paso, TX                     Management

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

The Nebraska Community              Program Management            30 Clients    Substance Abuse
    Corrections Center,                                                         Treatment Services
     Lincoln,  NE

Community Correctional              Program Management            45 Clients    Substance Abuse
    Center, Lincoln, NE                                                         Treatment Services

Community Correctional              Program Management            30 Clients    Substance Abuse
    Center, Omaha, NE                                                           Treatment Services

Ozark Correctional Center,          Program Management            650 Clients   Substance Abuse
      Jefferson City, MO                                                        Treatment Services

Avalon Corporate Office,            Corporate Headquarters        N/A           Administrative
      Oklahoma City, OK

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES


Correctional Services -

  Avalon owns and operates four correctional centers, Carver Center, Avalon Correctional Center, Turley Correctional Center and El Paso Intermediate
Sanction Facility. The correctional centers provide complete correctional administration, correctional officer staffing, housing, food services, vocational assistance, transportation, and rehabilitation services. Avalon also provides intensive substance abuse treatment services to inmates in six medium security correctional facilities in Nebraska and one medium security correctional facility in Missouri.

  Oklahoma. Avalon's contracts with the Oklahoma Department of Corrections extend through June 30, 1998. The contracts with the Oklahoma Department of Corrections are bid every three years. The structure of the Oklahoma contracts is based upon three one year contract periods. Avalon has contracted with the State of Oklahoma pursuant to similar contracts since 1985. The State of Oklahoma's performance under the contracts is subject to annual appropriation by the legislature. Avalon also provides services pursuant to a Federal contract obtained in connection with the acquisition of the Turley Correctional Center in October 1997. The five year contract extends through April 30, 1999, including renewal options.

  Carver Center is a 250 bed minimum security correctional facility located in Oklahoma City, Oklahoma. Carver Center has been expanded from its initial capacity of 25 beds in 1985, to its current capacity of 250 beds to accommodate the increasing needs of the Oklahoma Department of Corrections.

  Avalon Correctional Center is a 255 bed minimum security correctional facility located in Tulsa, Oklahoma. The Avalon Correctional Center was built by Avalon and opened in July 1995.

  Turley Correctional Center is a 150 bed minimum security correctional facility located in Tulsa, Oklahoma. The Turley Correctional Center was purchased by Avalon in October 1997. The Company is developing plans to construct a new facility on this site and increase the facility's capacity to 180 beds. The construction is scheduled for completion during the fourth quarter of 1998.

  Carver Center, Avalon Correctional Center and Turley Correctional Center are accredited by the American Correctional Association ("ACA") as Adult Community Correctional Facilities. ACA accreditation or candidacy is required to contract with the State of Oklahoma for correctional services. The ACA, a private not-for-profit organization, was established to develop uniformity and industry standards for the operation of correctional facilities and provision of inmate care.

  Texas. Avalon purchased the El Paso Intermediate Sanction Facility in El Paso, Texas in August 1996. The facility has a capacity of 150 beds. The Company signed a fifteen year contract to provide services in the facility for the West Texas Community Supervision and Corrections Department in July 1996. Avalon also signed a three year contract with the Texas Department of Criminal Justice in November 1996, to provide services for up to 50 male parole and mandatory supervision releases in the facility.

  Nebraska. Avalon was awarded a contract in February 1996, with the State of Nebraska Department of Correctional Services to provide substance abuse treatment services. The Nebraska contract had an initial fifteen-month term with two (2), one year renewal options. The contract is to provide substance abuse treatment services in six prisons: the Nebraska State Penitentiary, the Lincoln Correctional Center, the Omaha Correctional Center, the Nebraska Community Corrections Center at Lincoln, the Community Correctional Center in Lincoln, and the Community Correctional Center in Omaha. Avalon began providing the contract services in March 1996.

  Missouri. Avalon was awarded a four year contract in March 1997 with the Missouri Department of Corrections. The contract is to provide substance abuse services in the Ozark Correctional Center, a 650 bed medium security prison in Fordland, Missouri. Avalon began providing services in the Ozark Correctional Center on May 1, 1997.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES


  Avalon is evaluating additional correctional projects in several states.

Discontinued Operations-

  Avalon previously provided mental health services and assisted living services in Oklahoma and Colorado. Avalon's management made the decision to divest all non correctional services at the end of 1996 to allow management to focus exclusively on private corrections.

Competition -

  Corrections. The trend in the United States toward privatization of government services and functions has increased as governments have faced continuing pressure to control costs and improve the quality of services. Governmental agencies responsible for the operation of detention facilities are privatizing facilities and contracting with private contractors for services in an attempt to address these pressures. Fiscal pressures have forced some government agencies to limit public services and seek more cost-effective means of providing the remaining services. Many do not have the readily-available resources to make the changes to meet such mandates and are utilizing the services of private providers.

  A combination of factors in many states (i.e., decreasing revenues, increasing prison population, litigation arising from substandard prison conditions, and overcrowding) has led to a revamping of the corrections' processes and a reallocation of limited prison resources. Private correctional services provide a substantial economic savings allowing the contracting governmental agency to comply with legislative and judicial pressure to improve prison conditions. Private operated correctional management companies are able to provide high quality services at a lower cost. Private correctional facilities operating as contractors for government agencies, pursuant to court order or otherwise, exist in virtually every state. The private correctional services industry has experienced rapid growth in recent years. The industry is very early in its life cycle. Private companies manage approximately 5 percent of the beds in the U.S. prison system.

  The area of community corrections, like that of all other corrections sectors, has experienced substantial growth over the past decade. Community corrections includes providing services to individuals still in the correctional system and individuals granted parole or sentenced to probation. Offenders are often placed in a community corrections facility for the last six to twelve months of their sentence. Offenders in a community corrections facility receive programming to prepare them for re-entry into the community. The community corrections market segment is estimated at $4 billion annually and includes approximately 5,000 providers.

  Contracts for correctional services are awarded by government agencies and are generally based upon competitive bidding and quality of services provided. Avalon management believes the Company has several competitive advantages in contracting for correctional services including: a) a thirteen-year history of providing quality services to the Oklahoma Department of Corrections; b) a geographic location allowing for lower administrative overhead charges when bidding against competitors for regional contracts; c) accreditation by the American Correctional Association since 1990 and certification as a drug and alcohol provider since 1985; and d) a high quality and cost-effective corporate infrastructure for management, marketing, financial management, financial reporting, quality assurance, and providing support services.

  Avalon has developed a broad range of programs designed to reduce recidivism, including substance abuse treatment and counseling, vocational training, work release programs, GED classes, job and life skills training, and reintegration services in addition to providing fundamental residential services for adult inmates. The management services offered by Avalon range from project consulting for the design and development of new correctional facilities, to the complete turnkey development of siting, designing, constructing, and operating correctional facilities. Avalon management believes its experience and success in owning and operating community correctional facilities and providing programming will be the basis for the Company becoming the dominant company in the community corrections industry.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES


  Avalon contracts with the State of Oklahoma to provide services at Carver Center, Avalon Correctional Center and Turley Correctional Center. Avalon also provides services pursuant to a contract with the Federal Bureau of Prisons at Turley Correctional Center. Avalon contracts with West Texas Community Supervision and Correctional Department and with the Texas Department of Criminal Justice Parole Department to provide services in the El Paso Intermediate Sanction Facility. Revenues generated from the Texas and Oklahoma contracts during 1997 comprised approximately 83% of total revenues. Revenues from contracts with the Oklahoma Department of Corrections represented 52% of 1997 revenues.

Insurance -

  Avalon maintains insurance coverage for general liability, property and contents, automobile physical damage and liability, workers' compensation, and directors and officers. Avalon believes its existing insurance coverage is adequate.

Regulations -

  Avalon's correctional facilities in Oklahoma are accredited by the American Correctional Association ("ACA"), an independent organization comprised of professionals in the corrections industry. The ACA utilizes compliance audit teams to rigorously examine all aspects of the Company's facilities and operations. The Company recognizes the importance of maintaining high quality management and operations at its facilities. Accreditation is generally granted for a three-year period. Carver Center has been accredited since 1990 and is currently accredited through 1999. Avalon Correctional Center was accredited in 1996 and is accredited through 1999. Turley Correctional Center was accredited in 1997 and is accredited through 2000.

  The corrections industry is subject to federal, state and local regulations administered by a variety of regulatory authorities. The correctional services offered by Avalon in various states are subject to regulations and oversight by the various government agencies. Management believes its operations are currently in compliance with all applicable laws and regulations affecting Avalon's business.

Employees -

  At March 2, 1998, Avalon had approximately 158 full-time employees, including, directors and officers. Avalon has not experienced a work stoppage, and management considers its employee relations to be good.

ITEM 2.   DESCRIPTION OF PROPERTY.

  Carver Center is a 250 bed minimum security correctional facility located in Oklahoma City, Oklahoma. The facility is located on five acres of land and includes five buildings. Avalon constructed a new 16,000 square foot dormitory at Carver Center in the second quarter of 1995. The Carver Center facility contains approximately 35,000 square feet of building space.

  Avalon Correctional Center is a 255 bed minimum security correctional facility located on approximately two acres of land in Tulsa, Oklahoma. The construction of the approximately 36,000 square foot facility was completed and opened by the Company in July, 1995.

  Turley Correctional Center is a 150 bed minimum security correctional facility located in Tulsa, Oklahoma. The facility is located on a thirty-five acre tract of land and includes seven buildings. The Company is developing plans to construct a new building on the Turley Correctional Center property in 1998. The new building will replace six of the existing structures on the property and increase the capacity of the facility to 180 beds. The Turley Correctional Center was purchased in October 1997.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES


  El Paso Intermediate Sanction Facility is a 150 bed medium security correctional facility located on seven acres of land in El Paso, Texas. The facility was constructed as an intermediate sanction facility. The 36,000 square foot facility was purchased by the Company in 1996.

  Avalon owns a recently remodeled 60,000 square foot building located in Elk City, Oklahoma. The building is zoned for the operation of a residential care facility or an assisted living center. This building is under contract for sale as of March 2, 1998.

  Avalon Corporate Office is located in Oklahoma City, Oklahoma, in a commercial building at 13401 Railway Drive, Oklahoma City, Oklahoma 73114. The building contains approximately 21,000 square feet of warehouse space including approximately 8,000 square feet of office space.

  Substantially all property owned by Avalon is pledged as collateral on Company debt. See Note 5 to the Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS.

  Avalon is a party to litigation arising in the normal course of business. Management believes that the ultimate outcome of these matters will not have a material effect on Avalon's financial condition or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of Avalon's stockholders during the quarter ended December 31, 1997.

                                     PART II
                                     -------

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  Avalon's common stock trades on the NASDAQ SmallCap Market with the symbol "CITY". The following table reflects the range of high and low sales prices, as reported by the National Quotation Bureau for each quarterly period during 1996 and 1997. The prices represent inter-dealer prices, without retail mark up, mark down, or commission and may not represent actual transactions. Trading in Avalon's common stock is limited and may not be an indication of the value of the common stock.

      Quarterly Period Ended               High            Low
      -------------------------------  --------------  -------------
      March 31, 1996                        2 1/2           2
      June 30, 1996                         7 5/8           2 1/2
      September 30, 1996                    5 7/8           4 1/8
      December 31,1996                      4 3/4           3 7/8
      March 31, 1997                        5 1/2           3 15/16
      June 30, 1997                         4 7/8           3 1/2
      September 30, 1997                    5               3 7/8
      December 31, 1997                     5 5/16          3 3/4

  Avalon had approximately 830 holders of record of its common stock as of March 11, 1998. No dividends were declared during 1996 and 1997. Avalon's Board of Directors presently intends to retain all earnings in the foreseeable future for use in Avalon's business. Payment of dividends on the Common Stock is restricted by certain credit facilities.

  The average high and low price for the Common Stock, as reported on the NASDAQ SmallCap Market System was $4.25 per share on February 27, 1998.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Liquidity and Capital Resources -

  The Company's business strategy is to focus on the private corrections industry, expanding its operations into additional states through new Federal and state contracts and selective acquisitions. This strategy was implemented in the fourth quarter of 1996. Since the fourth quarter of 1996, all non correctional operations have been discontinued and all related assets have been sold or are under letters of intent or contract to sell. Losses associated with discontinued operations and disposal of the related assets in 1997 are reflected as losses from discontinued operations in the Statement of Operations. The Company expects the 1998 earnings to include only correctional facility operations.

  Working capital at December 31, 1997 was $875,000 representing a current ratio of 1.47. Warrants and options were exercised in 1997 generating net new capital of $146,000, used primarily for operating needs. Capital expenditures were $2.3 million in 1997, compared to $171,000 in 1996. The significant expenditures during 1997 were the purchase of the Turley Correctional Center in Tulsa, Oklahoma, and investment in equipment. Proceeds from asset dispositions of $196,000 were primarily a result of the sale of assets associated with discontinued operations. Proceeds from asset dispositions were used to retire debt.

  The Company issued $4.15 million of convertible subordinated debentures in 1997 through a private placement. The debentures bear interest at 7.5% per annum and mature in 2007. The debentures can be converted into the Company's Class A common stock at $3.00 per share at any time prior to their maturity. The debentures proceeds were utilized to complete an acquisition and provide capital for new contracts and acquisitions. The Company acquired the Turley Correctional Center in Tulsa, Oklahoma in October 1997. The purchase price of approximately $1.4 million was funded with debenture proceeds.

  The Company's revolving bank line of credit is currently $500,000. Long-term debt borrowed during 1997 totaled $2.5 million primarily consisting of refinancing the Avalon Correctional Center in Tulsa, Oklahoma. The refinancing resulted in reducing the interest rate from 10% to 8.95% on the $1.6 million mortgage. Additional financing was utilized to fund equipment purchases.

  The Company has cash reserves of $1.96 million and cash flow from operations to meet its current cash requirements. The Company expects current contracts to generate sufficient income to increase cash reserves, while minimizing income taxes through the utilization of tax loss carryforwards. Additional sources of funding may be required on a project funding basis. The Company is currently negotiating with financial institutions to obtain a line of credit to fund future growth. The Company is also evaluating equity sources of financing. The Company may receive equity from the exercise of stock options, warrants, or conversion of debentures in 1998.

Results of Operations -

Year Ended December 31, 1997 Compared to the Year Ended December 31, 1996-

  Total revenues from continuing operations increased by 77% to $5.9 million in 1997 from $3.3 million in 1996. The increase was a result of the acquisition of the Turley Correctional Facility in Tulsa, Oklahoma, a contract award to provide substance abuse counseling in Fordland, Missouri, a new contract award to provide services to the Texas Department of Criminal Justice in El Paso, Texas, and a full year of operations under a contract with the West Texas Community Supervision and Corrections Department at the El Paso Intermediate Sanction Facility acquired by the Company in August 1996.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES


  Revenues in 1997 were enhanced by the following: the Turley Correctional Facility provided $353,000 of revenues; the Fordland, Missouri substance abuse counseling contract provided $514,000 of revenues; the Texas Department of Criminal Justice contract provided $427,000 of revenues; the West Texas Community Supervision and Corrections Department contract increased revenues by $733,000 due to a full year of operations in 1997; and the Avalon Correctional Facility in Tulsa, OK, increased revenues by $556,000 due to increased inmate census.

  The Company's net loss from continuing operations was $1,853,000 in 1997 compared to $60,000 in 1996. The 1997 loss included a non cash charge of $1,819,000 resulting from a discount on the convertible debentures issued in September 1997. Excluding the effect of the $1,819,000 discount on convertible debentures in 1997, the loss from continuing operations was $34,000.

  The Company incurred a net loss in 1997 of $2,581,000 or $.88 per share, as compared to a net loss in 1996 of $1,034,000 or $.38 per share. The majority (98.7%) of the loss in 1997 resulted from the accounting treatment of a discount from issuance of convertible debentures of $1,819,000, a non cash expense, and a loss of $728,000 from discontinued operations. The discount on the convertible debentures was the result of the market value of the Company's common stock exceeding the conversion price of the debentures at the date the debentures were issued. The debenture discount was accounted for by a charge to expense and credit to paid in capital, resulting in no change of liabilities, cash or net equity.

  Corrections. Operating income, before interest, depreciation, and income taxes, increased approximately 67% in 1997 to $1,175,000 compared to $705,000 for 1996. The substantial increase in operating income was a result of the Company's focus on private corrections and obtaining new contracts and acquiring additional facilities. The average daily inmate census increased to 425 in 1997 from 268 in 1996, an increase of 59%. The census increase was a result of the acquisition of the Turley Correctional Facility in Tulsa, Oklahoma, a new contract award to provide services to the Texas Department of Criminal Justice in El Paso, Texas, and a full year of operations under a contract with the West Texas Community Supervision and Corrections Department at the El Paso Intermediate Sanction Facility acquired by the Company in August, 1996.

  Direct operating expenses increased by 89% in 1997 over 1996, primarily as a result of the full operations in 1997 of the El Paso Intermediate Sanction Facility, the contract award for substance abuse counseling services at Fordland, Missouri, and the acquisition of the Turley Correctional Center in Tulsa, Oklahoma. The profit margin decreased slightly to 37% in 1997 from 41% in 1996. This was primarily due to lower profit margins generated from substance abuse counseling services in prisons in Nebraska and Missouri. Substance abuse programs profit margins are typically lower than margins generated by residential correctional facilities.

  Discontinued Operations. The Company made the decision to discontinue all non correctional operations in the fourth quarter of 1996. The Company's strategy is to focus on opportunities in the corrections industry. The net loss from discontinued operations was $649,000, net of income tax allocations, for 1996. Revenues from discontinued operations were $50,000 and $493,000, in 1997 and 1996 respectively. The losses on the disposal of assets related to discontinued operations were $728,000 and $325,000, in 1997 and 1996, respectively.

  Corporate. General and administrative expenses increased in 1997 by 53% to $990,000 from $646,000. The majority of this increase was a result of the overhead reimbursement received from discontinued operations in 1996. The gross overhead reimbursement received by the Company from discontinued operations in 1996 was $398,000. The Company incurred minimal additional costs in 1997 associated with additional staffing, increased legal and professional expenses, and an increase in promotional costs. These additional costs resulted from the Company's focus on corrections and implementing a strategy for growth through new contracts and acquisitions.

  The increase in interest expense of $330,700 in 1997 resulted from interest on the convertible debentures and a full year interest on indebtedness assumed in 1996 with the acquisition of the El Paso Intermediate Sanction Facility. Depreciation and amortization expense have increased commensurate with the growth of the correctional operations.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES


ITEM 7.  FINANCIAL STATEMENTS.

         Index to Financial Statements:
                                                                     Page

         Report of Independent Certified Public Accountants           10

         Consolidated Balance Sheets                                  11

         Consolidated Statements of Operations                        12

         Consolidated Statements of Stockholders' Equity              13

         Consolidated Statements of Cash Flow                         14

         Notes to Consolidated Financial Statements                   16

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS






To the Board of Directors of
Avalon Community Services, Inc.

We have audited the accompanying consolidated balance sheets of Avalon Community Services, Inc. and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                             GRANT THORNTON, LLP

Oklahoma City, Oklahoma
February 27, 1998  (except for Note 16, as to which the date is March 3, 1998)

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                              December 31,
                                                            1997        1996
                                                        -----------  ----------
ASSETS
Current assets:
 Cash and cash equivalents                              $ 1,458,000  $  313,000
 Short term certificate of deposit                          500,000         ---
 Accounts receivable, net of allowance for
  doubtful accounts of $8,000 and $5,000, respectively      673,000     401,000
 Current maturities of notes receivable                      16,000         ---
 Due from affiliates                                            ---     120,000
 Prepaid expenses and other                                 107,000     311,000
------------------------------------------------------- -----------  ----------
   Total current assets                                   2,754,000   1,145,000
------------------------------------------------------- -----------  ----------
Property and equipment, net                               9,212,000   8,312,000
Notes receivable, net of  current maturities                318,000         ---
Other assets                                              1,111,000      66,000
------------------------------------------------------- -----------  ----------
   Total assets                                         $13,395,000  $9,523,000
======================================================= ===========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable, accrued liabilities and other        $ 1,030,000  $  448,000
 Current maturities of long-term debt                       849,000     519,000
------------------------------------------------------- -----------  ----------
   Total current liabilities                              1,879,000     967,000
------------------------------------------------------- -----------  ----------
Long-term debt, less current maturities                   5,129,000   5,861,000
Convertible debentures                                    4,150,000         ---
Commitments and contingencies                                   ---         ---

Stockholders' equity:
 Common stock:
  Class A - par value $.001;  20,000,000  shares
   authorized;  2,982,170 and 2,927,135 shares issued
   and outstanding in 1997 and 1996, respectively             3,000       3,000
  Class B - no par 4,000,000 shares authorized; none
   and 3,410,000 shares issued and outstanding
   in 1997 and 1996, respectively                               ---         ---
  Preferred stock; par value $.001; 1,000,000
   shares authorized; none issued                               ---         ---
   Paid-In capital                                        6,189,000   4,066,000
   Accumulated deficit                                   (3,955,000) (1,374,000)
------------------------------------------------------- -----------  ----------
   Total stockholders' equity                             2,237,000   2,695,000
------------------------------------------------------- -----------  ----------
   Total liabilities and stockholders' equity           $13,395,000  $9,523,000
======================================================= ===========  ==========

  These accompanying notes are an integral part of these consolidated financial statements.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     Year Ended December 31,
                                                       1997           1996
                                                   ------------    ------------

Revenues                                           $ 5,878,000     $ 3,313,000
Costs and expenses
 Direct operating                                    3,713,000       1,962,000
 General and administrative                            990,000         646,000
 Depreciation and amortization expense                 460,000         307,000
 Discount on convertible debentures                  1,819,000             ---
 Interest expense                                      749,000         419,000
-----------------------------------------------    ------------    ------------
Loss from continuing operations
 before income tax expense                          (1,853,000)        (21,000)
 Income tax expense                                        ---          39,000
-----------------------------------------------    ------------    ------------
Loss from continuing operations                     (1,853,000)        (60,000)
-----------------------------------------------    ------------    ------------
Discontinued operations:
 Loss on operations, net of income tax
  benefit of $0 in 1997 and 1996                           ---        (649,000)
 Loss on disposal, net of income tax benefit of
  $0 in 1997 and $120,000 in 1996                     (728,000)       (325,000)
-----------------------------------------------    ------------    ------------
  Loss from discontinued operations                   (728,000)       (974,000)
-----------------------------------------------    ------------    ------------
Net loss                                           $(2,581,000)    $(1,034,000)
===============================================    ============    ============

Basic and diluted loss per share:
 Continuing operations                             $     (0.63)    $     (0.02)
 Discontinued operations                                 (0.25)          (0.36)
-----------------------------------------------    ------------    ------------
  Net loss per share:                              $     (0.88)    $     (0.38)
===============================================    ============    ============

Weighted average number of common
 shares outstanding, basic and diluted               2,935,369       2,745,879
===============================================    ============    ============




     The accompanying notes are an integral part of these consolidated financial statements.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                              Common Stock
                                     ---------------------------------                                   Total
                                      Class A    Class A    Class B       Paid-In      Accumulated    Stockholders'
                                       Shares    Amount      Shares       Capital        Deficit          Equity
                                     ----------  -------  ------------  ------------   ------------   --------------
Balance, January 1, 1996              2,496,905  $ 3,000    1,210,000   $ 2,678,000       (340,000)     $ 2,341,000
Net loss                                    ---      ---          ---           ---     (1,034,000)      (1,034,000)
Stock options exercised                   3,230      ---          ---         5,000            ---            5,000
Class B shares issued                       ---      ---    2,200,000           ---            ---              ---
Stock and warrants issued for
purchase of El Paso Facility             50,000      ---          ---       200,000            ---          200,000
Warrants exercised, net of
    issuance costs                      377,000      ---          ---     1,183,000            ---        1,183,000
                                     ----------  -------  ------------  ------------   ------------   --------------
Balance, December 31, 1996            2,927,135  $ 3,000    3,410,000   $ 4,066,000    $(1,374,000)     $ 2,695,000


Net loss                                    ---      ---          ---           ---     (2,581,000)      (2,581,000)
Stock options exercised                  22,035      ---          ---        36,000            ---           36,000
Class B shares retired                      ---      ---   (3,410,000)          ---            ---              ---

Issuance of warrants                        ---      ---          ---       158,000            ---          158,000
Discount on issuance of
      convertible debentures                ---      ---          ---     1,819,000            ---        1,819,000
Warrants exercised, net of
    issuance costs                       33,000      ---          ---       110,000            ---          110,000
                                     ----------  -------  ------------  ------------   ------------   --------------
Balance, December 31, 1997            2,982,170  $ 3,000          ---   $ 6,189,000    $(3,955,000)     $ 2,237,000
                                     ==========  =======  ============  ============   ============   ==============


  The accompanying notes are an integral part of these consolidated financial statements.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                          Year ended December 31,
                                                                        1997               1996
                                                                    ---------------    ------------
OPERATING ACTIVITIES:
 Net loss                                                            $(2,581,000)      $(1,034,000)
 Adjustments to reconcile net loss to
 net cash provided by (used for) operating activities
  Depreciation and amortization                                          460,000           382,000
  Discount on convertible debentures                                   1,819,000               ---
  Deferred income taxes                                                      ---           (89,000)
  Loss  on sale of property                                               71,000            14,000
  Write down of property                                                  59,000           318,000
  Changes in operating assets and liabilities:
   Decrease (increase) in -
    Accounts receivable                                                 (331,000)         (118,000)
    Due to / from  affiliates                                            120,000           (11,000)
    Prepaid expenses and other assets                                     40,000          (129,000)
   Increase (decrease) in accounts payable and other                     609,000           (27,000)
---------------------------------------------------------------     ---------------   -------------
  Net cash provided by (used in) operations                              266,000          (694,000)
---------------------------------------------------------------     ---------------   -------------

INVESTING ACTIVITIES:
 Purchase of short term investments                                     (500,000)              ---
 Capital expenditures                                                   (941,000)         (172,000)
 Payment for purchase of business                                     (1,400,000)         (200,000)
 Funding of note receivable                                              (25,000)              ---
 Proceeds from payments on notes receivable                                1,000               ---
 Proceeds from disposition of property                                    45,000            46,000
 Proceeds from disposition of discontinued operations                    151,000               ---
---------------------------------------------------------------     ---------------    ------------
  Net cash used in investing activities                               (2,669,000)         (326,000)
---------------------------------------------------------------     ---------------    ------------

FINANCING ACTIVITIES:
 Proceeds from convertible debenture issue                             4,150,000               ---
 Proceeds from borrowing                                               5,210,000         3,445,000
 Repayment of borrowing                                               (5,612,000)       (3,451,000)
 Proceeds from warrant and option exercise                               146,000         1,324,000
 Payments of warrant & debenture issue costs                            (346,000)         (106,000)
---------------------------------------------------------------    ----------------    ------------
  Net cash provided by  financing activities                           3,548,000         1,212,000
---------------------------------------------------------------    ----------------    ------------
Net Increase in Cash
 And Cash Equivalents                                                $ 1,145,000       $    192,000
---------------------------------------------------------------    ----------------    ------------
Cash and Cash Equivalents,
 Beginning of Period                                                 $   313,000       $    121,000
---------------------------------------------------------------    ----------------    ------------
Cash and Cash Equivalents
 End of Period                                                       $ 1,458,000       $    313,000
===============================================================    ================    ============



  The accompanying notes are an integral part of these consolidated financial statements.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW


                                                     Year ended December 31,
                                                    1997               1996
                                                ---------------    ------------
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
         Interest                               $   668,000       $    482,000
         Income Taxes                                   ---              4,000


  The Company sold assets associated with the discontinued operations in July 1997. The Company accepted a $310,000 note receivable as partial proceeds from the sale.

  The Company acquired property and equipment of $3,681,000, assumed debt of $2,974,000 and liabilities of $307,000, and issued common stock and stock purchase warrants with a fair value of $200,000 with the acquisition of a correctional facility in August 1996.

  The Company applied $29,000 of deferred warrant costs against the proceeds received upon the exercise of certain stock purchase warrants during 1996.

















  The accompanying notes are an integral part of these consolidated financial statements.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEARS ENDED 1997 AND 1996



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Nature of Business -

  Avalon Community Services, Inc. ("the Company" or "Avalon") is an Oklahoma based corporation specializing in operating private correctional facilities and providing intensive correctional programming. The Company currently operates in Oklahoma, Texas, Missouri, and Nebraska with plans to significantly expand into additional states. The Company owns and operates four community correctional facilities and provides substance abuse services in seven additional correctional facilities.

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

Cash and Cash Equivalents -

  The Company considers all highly liquid investments with original maturities of three months or less when purchased and money market funds to be cash equivalents.

Concentrations of Credit Risk -

  Financial instruments potentially subjecting the Company to concentrations of credit risk consist principally of temporary cash investments, accounts receivable and notes receivable. The Company places its temporary cash investments with high credit quality financial institutions and money market funds and limits the amount of credit exposure to any one institution or fund. However, the Company had a significant portion of its cash equivalents in one money market fund and the short term certificate of deposit at one financial institution at December 31, 1997. Concentrations of credit risk with respect to accounts receivable are limited due to the fact that a significant portion of the Company's receivables are from state governments. The Company maintains an allowance for doubtful accounts for potential credit losses. Actual bad debt expenses have not been material. Credit risk on a note receivable is partially mitigated by the collateralization of the note by second lien on real estate.

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

          Buildings and Improvements                 40 Years
          Furniture and Equipment                5 to 7 Years
          Transportation Equipment              3 to 15 Years

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEARS ENDED 1997 AND 1996





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

Revenue Recognition -

  The Company recognizes revenues as services are provided. Revenues are earned based upon the number of inmates on a per diem basis at the Company's correctional facilities. Revenues are earned on a monthly contract basis for substance abuse treatment services. All correctional and substance abuse revenues are received monthly from various governmental agencies.

Deferred Development Costs -

  Deferred development costs consist of costs that can be directly associated with an anticipated contract and, if the recoverability from that contract is probable, they are deferred until the anticipated contract has been awarded. The development costs are deferred until the commencement of operations of the facility or contract period and amortized over the anticipated life of the contract (including option and renewal periods). Costs of unsuccessful or abandoned contracts are charged to expense when their recovery is not considered probable. Facility costs are incurred (after a contract is awarded) in connection with the opening of new facilities under the contract. These costs, which are required under the contract, to the extent recoverable, are capitalized from the date of award until commencement of operations, at which time they are amortized on a straight-line basis over the term (including option periods) ranging from one to five year periods of the government contracts.

Net Loss Per Common Share -

  Basic loss per share has been computed on the basis of weighted average shares outstanding during each period. Diluted loss per share is the same as basic loss per share because assumed exercise of options and warrants (see note 7) would be anti-dilutive.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEARS ENDED 1997 AND 1996




NOTE 2.  PROPERTY AND EQUIPMENT
-------------------------------

  The elements of property and equipment and related accumulated depreciation as of December 31, 1997 and 1996 are as follows:

                                                              Accumulated
                                         Cost                Depreciation
                                      -------------------------------------
December 31, 1997:
     Land                             $  1,092,000           $         ---
     Buildings and Improvements          7,544,000                 513,000
     Furniture and Equipment               784,000                 424,000
     Transportation Equipment              883,000                 154,000
                                      -------------          --------------
                                      $ 10,303,000           $   1,091,000
                                      =============          ==============

December 31, 1996:
     Land                             $    619,000           $         ---
     Buildings and Improvements          7,591,000                 384,000
     Furniture and Equipment               717,000                 320,000
     Transportation Equipment              156,000                  67,000
                                      -------------          --------------
                                      $  9,083,000           $     771,000
                                      =============          ==============


  The Company changed its' estimate of the useful lives of buildings and improvements from 25 to 40 years during 1996. The change resulted in a decrease in net loss, net of income tax expense of $28,000, for 1996 of approximately $55,000 or $.02 per share


NOTE 3.  ACCOUNTS PAYABLE, ACCRUED LIABILITIES AND OTHER
--------------------------------------------------------

  The elements of accounts payable, accrued liabilities and other as of December 31, 1997 and 1996 are as follows:


                                               1997                 1996
                                          ---------------------------------
  Trade accounts payable                  $   303,000           $   80,000
  Accrued interest payable                    140,000               36,000
  Accrued salary and benefits                 115,000               89,000
  Discontinued operations liabilities         157,000               12,000
  Other accrued liabilities                   315,000              231,000
                                          ------------          -----------
                                          $ 1,030,000           $  448,000
                                          ============          ===========

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEARS ENDED 1997 AND 1996




NOTE 4.  CORRECTIONAL CONTRACTS
-------------------------------

  The Company contracts with various governmental agencies to provide correctional services. The contracts generally specify for the Company to provide correctional services including complete residential services and programming in the Company's facilities ("Residential Services") or specified correctional programming services in the governmental agency's facilities ("Programming Services"). Compensation paid to the Company for Residential Services is generally based on a per person, per day basis. Compensation paid to the Company for Programming Services is generally based upon the units of service provided. Revenues generated from Residential Services during 1997 and 1996 comprised 91% and 88%, respectively, of total Company revenues. Contract revenues from the Oklahoma Department of Corrections represented 52% and 58% of total Company revenues in 1997 and 1996, respectively.

  The Company has a fifteen (15) year Residential Services contract with West Texas Community Supervision and Corrections Department and a four year Residential Services contract with the Texas Department of Criminal Justice Parole Department to provide correctional services in El Paso, Texas. The Company's current Residential Services contracts with the Oklahoma Department of Corrections extend through June 30, 1998. The Company has two Programming Services contracts with the Nebraska Department of Correctional Services with terms extending through September 30, 1999, including renewal options. The Company has a Programming Services contract with the State of Missouri extending through June 30, 1998, with renewal options extending to June 30, 2000.



NOTE 5.  LONG-TERM DEBT
-----------------------

  Long-term debt consists of the following:
                                                             December 31,
                                                        1997           1996
                                                    --------------------------
Revolving bank line of credit                       $   167,000    $    38,000

Notes payable to banks, collateralized by
 equipment due in installments through
 July 1999 with interest from 7.99% to 8.5%              89,000        137,000

Notes payable to banks, collateralized
 by transportation equipment, due in
 installments through March 2012
 with interest ranging from 7.99% to 9.49%.             621,000         71,000

Notes payable to banks, collateralized
 by land, buildings and improvements
 due in installments through June 2012
 with interest ranging from 8.5% to 11%               4,941,000      5,584,000

Note payable to an individual, uncollateralized,
 with interest at 8.5%, due in full April 1998          160,000            ---

Note payable to corporation collateralized by
 buildings, with interest at 8.5%
 with principal due in full January 1998                    ---        550,000
                                                    -----------    -----------
                                                      5,978,000      6,380,000
Less - current maturities                               849,000        519,000
                                                    -----------    -----------
                                                    $ 5,129,000    $ 5,861,000
                                                    ===========    ===========

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEARS ENDED 1997 AND 1996



  The aggregate maturities of long-term debt for each of the next five years are as follows: 1998: $849,000; 1999: $926,000; 2000: $765,000; 2001: $506,000;
2002: $ 540,000; thereafter: $2,392,000. Substantially all notes payable and long-term debt has been personally guaranteed by the Company's CEO.

  The revolving bank line of credit provides for aggregate maximum borrowings of $500,000 and bears interest at 1% over national prime, (effective rates of 9.5% and 9.2%, at December 31, 1997 and 1996, respectively) The line of credit is collateralized by the Company's Federal and state contract revenues. Payment of dividends is restricted by terms of the Company's revolving credit facility. The revolving bank line of credit matures April 5, 1998.


NOTE 6.  CONVERTIBLE DEBENTURES
-------------------------------

  The Company completed a private placement of $4,150,000 of convertible debentures on September 12, 1997. The debentures bear interest at 7.5% and mature on September 12, 2007. The debentures may be redeemed by the Company at any time after May, 2001 at 106.5% of principal, declining to 100% at maturity. The debentures are convertible into common stock immediately after issuance at $3.00 per share.

  The difference between the conversion price of the debentures and the fair value of the Company's common stock as evidenced by the quoted market price of the common stock multiplied by the number of shares into which the debentures are convertible at the date of issue has been recorded as a discount on debt. This discount is to be amortized from the period of issuance to the date that the security is first convertible. This discount was immediately charged to current year earnings, since the debentures are immediately convertible after issuance. The recognition of this charge did not affect cash flow, the Company's assets or liabilities, or total stockholder's equity. The discount charge did impact current year operations and accumulated deficit, offset by an increase to paid in capital. The discount charge of $1,819,000 is reflected in the statement of operations.



NOTE 7.  STOCKHOLDERS' EQUITY
-----------------------------

  The Company has outstanding 275,100 Class B stock purchase warrants providing for the purchase of the Company's Class A common stock at a price of $6.00 per share. The warrants may be exercised at any time until their expiration at March 26, 1999. The warrants may be redeemed by the Company at any time for $.01 per share, with the exception of certain warrants relating to 1,600 shares of common stock.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEARS ENDED 1997 AND 1996




  The Company completed a private placement of 1,000,000 shares of its common stock and 1,000,000 Class C stock purchase warrants in August 1994. The placement provided for 100,000 shares of common stock and 100,000 Class C stock purchase warrants reserved for underwriters. The Company issued an additional 165,000 Class C stock purchase warrants in 1996. Twenty five thousand additional Class C stock purchase warrants were issued in 1997. The Company recognized $10,000 of cost based upon the difference in the exercise price of the Class C warrants and the current market price of the common stock on the date of issuance. The Company has issued 410,000 shares of common stock upon the exercise of the Class C stock purchase warrants through December 31, 1997. The Company currently has 880,000 Class C stock purchase warrants outstanding, including the 100,000 warrants reserved for underwriters.

  The Class C stock purchase warrants provide for the purchase of the Company's Class A common stock at any time until their expiration at December 30, 1999. Anti-dilution provisions of the warrant agreement have reduced the exercise price from $3.50 to $3.33 per share as of December 31, 1997. The warrants were issued in connection with a 1994 offering, therefore the reduction of exercise price from anti-dilution provisions had no effect on the Company's financial statements. The warrants may be redeemed by the Company upon certain events, for $.01 per share.

  The Company issued Class D Warrants in August 1996, to purchase 200,000 shares of Common Stock in connection with the acquisition of the El Paso Intermediate Sanction Facility. The warrants were issued along with 50,000 shares of common stock. The Company valued the warrants and the stock at $200,000 and recorded this amount as part of the purchase price of the asset, with a corresponding credit to paid in capital. This valuation was based upon the market price of the stock at the date of issuance and the fair value of the assets received. The Class D stock purchase warrants provide for the purchase of the Company's Class A common stock at a price of $5.125 per share at any time until their expiration at August 2, 2001. The warrants may be redeemed by the Company upon certain events for $.01 per share.

  The Company issued Class E Warrants to purchase 79,000 shares of Common Stock in September 1997, in connection with the private placement of Convertible Debentures. The Company recognized $148,000 of cost based upon the difference in the exercise price of the Class E warrants and the current market price of the common stock on the date of issuance. This cost was recorded as debenture issue costs and is classified in other assets on the balance sheet. The debenture issue cost will be amortized to expense over the term of the convertible debentures. The Class E stock purchase warrants provide for the purchase of the Company's Class A common stock at a price of $3.00 per share at any time until their expiration at September 12, 2002. The warrants may be redeemed by the Company upon certain events for $.01 per share.

  The Company issued 3,900,000 shares of Class B common stock from 1995 to 1997 in connection with the CEO's personal guarantee of debt. Class B shares are voting rights only, are non-transferable and have no liquidation or dividend rights. The Company canceled all Class B common stock on August 25, 1997, pursuant to a Change of Control Agreement between the Company and the Company's CEO. The Company has no Class B shares outstanding and has no plans to reissue these shares.

  A 1994 agreement provided for the issuance of 750,000 common stock purchase warrants to purchase Class A common stock at $1.50 per share for each dollar of Company debt guaranteed by the Company's CEO. The warrants will have a five year term from the date of issuance. Management believes that the warrants had no economic value when granted, and accordingly, no amount has been assigned to such warrants in the financial statements.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEARS ENDED 1997 AND 1996



NOTE 8.  STOCK OPTION PLAN
--------------------------

  The Company adopted a stock option plan (the "Plan") providing for the issuance of 250,000 shares of Class A common stock pursuant to both incentive stock options, intended to qualify under Section 422 of the Internal Revenue Code, and options that do not qualify as incentive stock options
("non-statutory"). The Option Plan was registered with the Securities and Exchange Commission in November 1995. The purpose of the Plan is to provide continuing incentives to the Company's officers, key employees, and members of the Board of Directors. The options generally vest over a four or five-year period with a ten year expiration period. On December 1, 1996, the Company amended its stock option plan, increasing the number of shares available under the Plan to 600,000. Non-statutory options have been granted providing for the issuance of 477,330 shares of Class A common stock at exercise prices ranging from $1.50 to $4.00 per share. Options providing for the issuance of 83,850 shares were exercisable at December 31, 1997.

  The Company uses the intrinsic value method to account for its stock option plan in which compensation is recognized only when the fair value of each option exceeds its exercise price at the date of grant. Accordingly, no compensation cost has been recognized for the options issued. Had compensation cost been determined based on the fair value of the options at the grant dates, the Company's net loss and basic loss per share would have been increased to the pro forma amounts indicated below.

                                      1997                 1996
                                  -------------        -------------
     Net loss
      As reported                 $ (2,581,000)        $ (1,034,000)
      Pro forma                     (2,880,000)          (1,375,000)

     Loss per share
      As reported                 $      (0.88)        $      (0.38)
      Pro forma                          (0.98)               (0.50)

  These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1995. The fair value of each grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively: no expected dividends; expected volatility of 85% and 96%; risk-free interest rate of 5.8% and 5.7%; and expected lives of ten years.

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

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEARS ENDED 1997 AND 1996



  A summary of the status of the Company's stock option plan as of December 31, 1997 and 1996, and changes during the years ending on those dates is presented below.


                                                   1997                             1996
                                         ---------------------------      ---------------------------


                                                       Weighted                          Weighted
                                                        average                           average
                                           Shares     exercise price       Shares      exercise price
                                         ----------   --------------      ----------   --------------
Outstanding at beginning of year           469,770       $ 2.93             229,900       $  1.71
   Granted                                  71,400         3.80             259,600          3.93
   Exercised                               (22,035)        1.63              (3,230)         1.62
   Forfeited                               (41,805)        3.02             (16,500)         1.78
                                         ----------   --------------      ----------   --------------
Outstanding at end of year                 477,330         3.11             469,770          2.93
Options exercisable at year end             83,850         1.71              57,005          1.63
Weighted average fair value of
 options granted during the year                         $ 3.00                           $  3.70
                                                      ==============                   ==============


  The following table summarizes information about fixed-price stock options outstanding at December 31, 1997:

                                             Options outstanding                    Options exercisable
                                ----------------------------------------------    ------------------------
                                                  Weighted            Weighted                   Weighted
                                  Number          average             average     Number         average
                                outstanding at    remaining           exercise    exercisable    exercise
                                  12/31/97        contractual life    price       at 12/31/97    price
                                --------------    ----------------    --------    -----------    ---------
Range of exercise prices
   $1.50 to $2.25                  177,330            7.20             $ 1.70       82,600         $ 1.68
   $3.26 to $4.00                  300,000            8.63               3.95        1,250           3.80
                                --------------    ----------------    --------    -----------    ---------
   $1.50 to $4.00                  477,330                                          83,850
                                ==============                                    ===========


NOTE 9.  ACQUISITIONS
---------------------

  The Company acquired the Turley Correctional Facility in Tulsa, Oklahoma on October 2, 1997. The Turley Correctional Facility is a 150 bed adult residential community corrections facility located on approximately thirty-five acres of real estate. The acquisition was accounted for under the purchase method of accounting. The purchase price was approximately $1,400,000 and included approximately $445,000 attributable to specific intangible items. These costs are included in other assets and are being amortized on a straight line method over three to twenty years. Revenues and expenses generated from the facility subsequent to October 1, 1997, are included in 1997 operations. Pro forma financial information for the acquisition is not presented because historical

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEARS ENDED 1997 AND 1996



financial information of the acquired operations is not available. A subsidiary of the Company, Southern Corrections Systems, Inc., has assumed the annual contracts with the Oklahoma Department of Corrections. The Company is in the final stages of completing the necessary requirements to assume the contract with the Federal Bureau of Prisons.

  The Company acquired the El Paso Intermediate Sanction Facility in El Paso, Texas from Secure Corrections, Inc. in August, 1996. The facility is 150 bed, 36,000 square foot medium security correctional facility on approximately seven acres of real estate. The purchase price was approximately $3,681,000 including the assumption of certain liabilities. A subsidiary of the Company, Southern Corrections Systems, Inc., entered into a fifteen (15) year contract to provide services in the facility for the West Texas Community Supervision and Corrections Department.


NOTE 10.  DISCONTINUED OPERATIONS
---------------------------------

  The Company discontinued all non correctional operations in the fourth quarter of 1996. Revenues from discontinued operations for the years ended 1997 and 1996 were $50,000 and $493,000, with a net discontinued loss from operations, net of income tax benefit, of $649,000 for 1996. The Company estimated a loss on the disposal of all non correctional operations of $325,000 (net of income tax benefit of $120,000) in 1996. This included a provision of approximately $48,000 for expected operating losses during the phase out period beginning during the fourth quarter of 1996. All such expected losses were incurred in 1996. Actual operating losses incurred during 1997 and expected operating losses through the estimated disposal date of approximately $535,000, and an additional loss on disposal of approximately $193,000 were estimated in 1997. Accordingly, 1997 includes an additional loss of $728,000. Approximately $541,000 of these losses were recorded in the fourth quarter of 1997.

  The remaining assets at December 31, 1997, consist of one building and an investment in one assisted living center. The Company has executed letters of intent for their sale and management believes such sales will be concluded in the quarter ended June 30, 1998.

  The net assets and liabilities of the discontinued operations included as accounts payable, accrued liabilities and other in the accompanying consolidated balance sheet, are as follows:

                                                         December 31,
                                                     1997           1996
                                                   ----------     ---------
Assets
 Property and equipment, net                       $ 298,000      $ 328,000

Liabilities
 Accounts payable and accrued liabilities           (157,000)       (25,000)
 Note payable                                       (298,000)      (315,000)
                                                   ----------     ----------
Net liabilities of discontinued operations         $(157,000)     $ (12,000)
                                                   ==========     ==========

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEARS ENDED 1997 AND 1996




NOTE 11.  FAIR VALUE OF FINANCIAL INSTRUMENTS
---------------------------------------------

  The carrying values of cash, cash equivalents, and short term certificates of deposit approximate their fair values, due to the short term nature and stability of market interest rates in 1997. The notes receivable approximate fair value since the notes receivable were negotiated in proximity to December 31, 1997. The fair values of the Company's debt maturing within one year, the revolving credit facility and other long-term debt approximate the carrying values, due to variable interest rates, the stability of market interest rates in 1997, and the fact that rates on the debt approximate the Company's incremental borrowing rate. The convertible debentures approximate fair value since the convertible debentures were issued in proximity to December 31, 1997. All the Company's financial instruments are held for purposes other than trading.


NOTE 12.  INCOME TAX
--------------------

  The components of the provision for (benefit from) income taxes for the years ended December 31, 1997 and 1996 from continuing operations were as follows:


                                Federal            State           Total
                                -------           -------         -------

 1997 -
   Current                      $   ---           $   ---         $   ---
   Deferred                         ---               ---             ---
                                -------           -------         -------
                                $   ---           $   ---         $   ---
                                =======           =======         =======


1996 -
  Current                       $ 7,000           $ 1,000         $ 8,000
  Deferred                       26,000             5,000          31,000
                                -------           -------         -------
                                $33,000           $ 6,000         $39,000
                                =======           =======         =======


  The difference between the tax basis of assets and liabilities and their financial reporting amounts that give rise to significant portions of deferred income tax assets and liabilities are: assets - net operating loss carryforwards, excess tax basis in property and equipment, and nondeductible accruals and allowances; liabilities - accelerated tax depreciation. The Company has approximately $1,133,000 of net operating loss carry forwards at December 31, 1997, expiring through 2012.

  The following is a reconciliation of the provision for (benefit from) income taxes from continuing operations computed by applying the Federal statutory rate of 34% and the effective income tax rate for the years ended December 31, 1997 and 1996:

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEARS ENDED 1997 AND 1996



                                                           December 31,
                                                        1997           1996
                                                    -----------     -----------
Provision for (benefit from) income taxes
 at statutory rate                                  $ (630,000)     $  (7,000)
Nondeductible expenses                                 624,000          3,000
State income taxes                                     (73,000)         6,000
Change in valuation allowance                           68,000         13,000
Change in prior year estimate                           11,000         24,000
                                                    ------------    -----------
  Total provision for (benefit from) income taxes   $        ---    $  39,000
                                                    ============    ===========

         Deferred tax assets and liabilities are as follows:

Deferred tax assets
 Net operating loss carry forward                   $  453,000      $ 314,000
 Property & equipment                                  144,000        120,000
 Shareholder contributed property                       46,000         46,000
 Nondeductible accruals and allowances                 214,000          9,000
 Other                                                   1,000          1,000
                                                    ------------    -----------
                                                       858,000        490,000
 Less: Valuation allowance                            (637,000)      (353,000)
                                                    ------------    -----------
  Deferred tax assets                                  221,000        137,000
                                                    ------------     ----------
Deferred tax liabilities:
 Property and equipment                               (155,000)       (71,000)
                                                    ------------    -----------
  Deferred tax liabilities                            (155,000)       (71,000)
                                                    ------------    -----------
   Net deferred tax asset                           $   66,000      $  66,000
                                                    ============    ===========


  The valuation allowance on tax assets increased $284,000 in 1997 and $312,000 in 1996, including $68,000 and $13,000 related to continuing operations in 1997 and 1996, respectively. The tax effects of approximately $618,000 of nondeductible expenses relate to the allocation of proceeds from convertible debentures (see Note 6) charged to operations in 1997.


NOTE 13.  RELATED PARTY TRANSACTIONS
------------------------------------

  The Company's initial operations were formed by acquiring existing operations from the Company's CEO in 1992 and 1993. Certain existing agreements related to providing management, administrative and accounting services and leases of buildings were continued, resulting in related party transactions.

  The Company charged $398,000 to affiliated entities controlled by the CEO for management, administrative, and accounting services in 1996. Such amount has been reflected as a reduction of general and administrative expenses in the Consolidated Statement of Operations.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEARS ENDED 1997 AND 1996



  The balance due from affiliates at December 31, 1996, resulted from charges for administrative and accounting services, as well as net cash advances made. The outstanding balance related to residential care operations was included in discontinued operations in 1996.

  The Company managed the operations of a residential care operation and leased a building to an affiliated entity in 1996. The Company also leased equipment from an affiliated entity in 1996. The leases resulted in net lease expense of $4,000 in 1996.

  The Company issued 3,900,000 shares of Class B common stock to the Company's CEO from 1995 to 1997, pursuant to a 1994 debt guarantee agreement for his personal guarantee of debt. The Company canceled all Class B common stock in August 1997, pursuant to a Change of Control Agreement between the Company and the Company's CEO.

  The Company entered into agreements with affiliated entities in 1995 and 1996 to develop and manage two assisted living centers. The Company received a 15% equity interest in each assisted living center and funded start up costs of approximately $357,000 for these centers in 1996. The Company sold one facility in 1997 and plans to sell its remaining interest in one facility during 1998. The Company guaranteed the debt of both facilities in 1996 and continues to guarantee the debt of one of the facilities at December 31, 1997. The outstanding balance of the guaranteed debt was $2,012,000 at December 31, 1997.


NOTE 14.  COMMITMENTS AND CONTINGENCIES
---------------------------------------

  Total lease expense was $57,000 and $118,000 for 1997 and 1996 under all operating leases. The future minimum lease payments are as follows: 1998 - $42,000, 1999 - $13,000, 2000 - $7,000 , 2001 - $6,000, and 2002 - $2,000.

  The Company executed three-year employment agreements with the Company's CEO and President in 1997. The agreements provide for compensation at a base rate and increases to be determined on an annual basis by the Board of Directors. The agreements also contain provisions for severance pay and disability payments, as well as non-compete agreements preventing them from engaging in a business deemed similar to that of the Company.


NOTE 15.  LITIGATION
--------------------

  The Company is a party to litigation arising in the normal course of business. Management believes that the ultimate outcome of these matters will not have a material effect on the Company's financial condition or results of operations.


NOTE 16.  SUBSEQUENT EVENTS
---------------------------

  The Company was awarded a five year contract in March 1998 with the Oklahoma Office of Juvenile Affairs. The contract is to provide services for 80 youthful delinquent male offenders ages 13 to 19. The Company will design, build and operate a new medium security facility to provide for housing, education, program and recreation areas for these offenders. The contract is expected to generate annual revenues of approximately $3,600,000 beginning in the fourth quarter of 1998. The contract is expected to generate revenues of $18,800,000 over a five year period. The Company will complete the construction of the facility and commence operations under this contract in December 1998.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE.

  The Company dismissed Coopers & Lybrand, L.L.P., the Registrant's independent auditors, on February 25, 1997, and appointed the accounting firm of Grant
Thornton, LLP as independent accountants for fiscal year ended 1996. The dismissal and appointment were approved by the Board of Directors of the Company. During the two most recent fiscal years and the three interim periods subsequent to December 31, 1995, and through the date of dismissal, there have been no disagreements with Coopers & Lybrand, L.L.P. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure or any reportable event.

  The reports on the financial statements of the Company rendered by Coopers & Lybrand, L.L.P. did not contain an adverse opinion or disclaimer of opinion or qualification or modification as to uncertainty, the scope of audit performed, or accounting principles. The Company had not consulted with Grant Thornton, LLP prior to their appointment with respect to any matters of accounting principles or practices, financial statement disclosure, auditing scope or procedure or any disagreement with the Company. There have been no disagreements with Grant Thornton, L.L.P. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure or any reportable event.

PART III
--------


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
              COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

MANAGEMENT -

         Name                       Age       Position(s) with the Company
         ----                       ---       ----------------------------

    Donald E. Smith ...............  45       Chief Executive Officer, Director
    Jerry M. Sunderland ...........  61       President, Director
    Gary D.  Parsons...............  54       Vice President of Operations
    Randall J.  Wood ..............  40       Corporate Secretary
    Tiffany Wright.................  30       Public Information Officer
    Paul D.  Voss .................  30       Vice President of Finance
    Robert O. McDonald ............  59       Director
    Mark S.  Cooley ...............  40       Director


Directors and Officers of the Company -

  The following is a brief description of the business experience during the past five years of each of the above-name persons:

  Donald E. Smith is the founder of the Company's corrections operations and has served as the Chief Executive Officer of Avalon and its subsidiaries since their inception. Mr. Smith has owned, managed and developed a number of private corporations since 1985 to provide private corrections, residential care, mental health care, and other related services. Mr. Smith received a Bachelor of Science degree in 1974 from Northwestern State College. Mr. Smith was employed by Arthur Andersen & Co. for seven years prior to founding the Company.

  Jerry M.  Sunderland  has served as President of Avalon since June,  1995. Mr.
Sunderland served as an Correctional Administrator for the Company and affiliates since 1988. Mr. Sunderland also serves as a Director of Avalon's and its subsidiaries. Mr. Sunderland was employed by the Oklahoma Department or Corrections for sixteen years including ten years as warden of maximum security prison. Mr. Sunderland also served as an agent for the Oklahoma State Bureau of Investigation for twelve years. Mr. Sunderland has a Bachelors degree in Sociology and a Masters degree in Corrections.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES


  Gary D. Parsons was appointed as Vice President of Operations in December 1997. Mr. Parsons has over 24 years of experience in developing and operating quality programs and facilities for adult offenders. Mr. Parsons was employed by the Oklahoma Department of Corrections for twenty four years. Mr. Parsons is responsible for Avalon's correctional operations, including recruitment and training of personnel, maintaining accreditation by the American Correctional Association, and compliance with contractual requirements. Mr. Parsons received a Bachelors degree in Business Administration and a Masters degree in Business Administration from the University of Central Oklahoma.

  Randall J. Wood serves as Corporate Secretary and General Counsel for the Company. Prior to joining the Company in 1996, Mr. Wood's practice was focused primarily in the field of real property and commercial litigation. Mr. Wood practiced with the firm of Stack & Barnes, P.C. for ten years, and was with the firm of Hammons, Vaught & Conner prior to joining the Company. Mr. Wood is a member of the Oklahoma Bar Association and is authorized in Oklahoma Federal Courts and the Tenth Circuit Court of Appeals. Mr. Wood is responsible for the duties of the Corporate Secretary, management of legal matters, and compliance with government regulations for the Company and its subsidiaries. Mr. Wood received his law degree from the University of Oklahoma in 1983.

  Tiffany Wright serves as Public Information Officer and assistant Corporate Secretary for the Company. Ms. Wright served for four years as marketing manager for Eagle Picher Industries, a New York Stock Exchange listed company, prior to joining Avalon in 1994. Ms. Wright has developed and is responsible for directing the Company's public relations department and implementing marketing strategies. Ms. Wright is the primary contact for the Company's shareholders and investors. Ms. Wright received a Bachelors Degree in Business Administration, Marketing and Management from Missouri Southern State College.

  Paul D. Voss was appointed Vice President of Finance in January, 1998. Mr. Voss was Controller at Magic Circle Energy from 1994 to 1996. Mr. Voss was a senior auditor for Grant Thornton for five years and more recently an accounting manager for Finley & Cook, P.L.L.C. Mr. Voss received a degree in Business Administration from the Angelo State University in 1989, holds CPA licenses in Oklahoma and Texas and is a member of both the American Institute of CPAs and the Oklahoma Society of CPAs.

  Robert O. McDonald was appointed as a Director of Avalon in October, 1994. Mr. McDonald is Chairman of the Board of Directors of Capital West Securities and its parent holding company, Affinity Holding Corp. Mr. McDonald started his investment career in 1961 with Allen and Company and left in 1967 to form McDonald Bennahum and Co., which later joined with Ladenburg Thalmann and Co. where Mr. McDonald was a Senior Partner. Mr. McDonald joined Planet Oil Mineral Corporation in 1971 and became president in 1973. From 1975 until 1993, Mr. McDonald was affiliated with Stifel Nicolaus & Company and headed its municipal syndicated effort. Mr. McDonald received a Bachelor's Degree in Finance from the University of Oklahoma in 1960. He also served as an Officer in the United States Army and Army Reserve.

  Mark S. Cooley was appointed as a Director of Avalon in January 1998, subject to shareholder approval at the 1998 annual meeting. Mr. Cooley is a Principal of Cooley & Company and Pro Trust Equity Partners. Mr. Cooley was with Citicorp and Chemical Bank for twelve years in their Corporate Finance Divisions in New York and Denver. Mr. Cooley received his Bachelors degree in Economics from DePauw University and an MBA in Finance from Indiana University.

ITEMS 10, 11 and 12.

  The information required by these Items has been incorporated by Reference from the Company's definitive proxy statement which will be filed with the Commission not later than 120 days after December 31, 1997.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES



ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

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

         4.  i     Form of Stock Certificate (1)
             ii    Form of Class "B" Redeemable Warrant (1)
             iii   Form of Class "B" Warrant Agreement (1)
             iv    Form of Class "C" Redeemable Warrant (6)
             v     Form of Class "C" Warrant Agreement (6)
             vi    Form of Class "D" Redeemable Warrant (7)
             vii   Form of Class "D" Warrant Agreement (7)
             viii  Form of Class "E" Warrant Agreement (10)
             ix    Form of Convertible Debenture Agreement (10)

        10.  i     Contract between Southern  Correction  Systems,  Inc. and the
                   Oklahoma Department of Corrections for halfway house services for the year ended June 30, 1998 (6)
             ii    Contract between Southern Corrections  Systems,  Inc. and the
                   Oklahoma  Department of Corrections  for public works inmates for the year ended June 30, 1998 (6)
             iii   Contract between Southern Corrections  Systems,  Inc. and the
                   Oklahoma Department of Corrections for halfway house services for the year ended June 30, 1998. (6)
             iv    Stock Option Plan adopted by Board of Directors on August 16,
                   1994 (6)
             v     Placement  Agent  Agreement  dated  May  15,  1994,   between
                   Registrant and Westminster Securities Corporation (6)
             vi    Acquisition   Agreement   dated   August  2,   1996   between
                   Registrant, Kensington Capital Plc, and RECOR, Inc. (7)
             vii   Change of  Control  Agreement  between  Donald  E.  Smith and
                   Avalon Community Services, Inc. dated August 25, 1997. (7)
             viii  Employement  Agreement  with Donald E. Smith dated  August 8,
                   1997. (7)
             ix    Employment Agreement with Jerry M. Sunderland dated August 8,
                   1997 (7)
             x     Letter of Acceptance  and Notice of Award dated  February 24,
                   1997 to Avalon  Community  Services,  Inc.  from the Missouri
                   Department of Corrections. (7)
             xi    Commercial Contract to Buy and Sell Real Estate dated October
                   2, 1997 between Avalon Community  Services,  Inc. and Freedom
                   Ranch, Inc. (9)
             xii   Notice of Award dated  March 3, 1998 to Southern  Corrections
                   Systems,  Inc. from the Oklahoma Office of Juvenile  Affairs.
                   (11)

        16.  i     Letter re: Change in Certified Accountant (8)

        21.  i     Subsidiaries of Registrant (5)

        (b)  Reports on Form 8-K.
             i Form 8-K dated October 17, 1997 re: Acquisition of Assets from Freedom Ranch, Inc.
             ii Form 8-K dated March 19, 1998 re: Award from the Oklahoma Office of Juvenile Affairs.

Footnotes:

             1)    Incorporated   herein  by  reference   to  the   Registrant's
                   Registration Statement on Form S-18 dated March 26, 1991.
             2)    Incorporated   herein  by  reference   to  the   Registrant's
                   Post-Effective Amendment No. 1 to Registration Statement on Form S-18 dated August 3, 1992.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES


             3) Incorporated herein by reference to the Registrant's Post-Effective Amendment No. 2 to Registration Statement on Form S-18 dated October 26, 1992.
             4) Incorporated herein by reference to the Registrant's Form 8-K dated January 13, 1994.
             5) Incorporated herein by reference to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1993 and dated March 24, 1994.
             6) Incorporated herein by reference to the Registrant's Registration Statement on Form SB-2 dated September 13, 1995 and amended.
             7) Incorporated herein by reference to the Registrant's Registration Statement on Form S-2 Amendment No. 1, dated April 16, 1996 and amended.
             8) Incorporated herein by reference to the Registrant's Form 8-K dated March 4, 1997.
             9) Incorporated herein by reference to the Registrant's Form 8-K dated October 17, 1997.
             10) Incorporated herein by reference to the Registrant's Form S-2 dated December 22, 1997.
             11) Incorporated herein by reference to the Registrant's Form 8-K dated March 19, 1998.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES



                                   SIGNATURES

  In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           AVALON COMMUNITY SERVICES, INC.


                                           By:    s\  Donald E. Smith
                                           ------------------------------------
                                           Donald E. Smith
                                           Chief Executive Officer and Director

                                           Dated: March 26, 1998


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:   s\  Donald E. Smith
------------------------------------
Donald E. Smith
Chief Executive Officer and Director                       Dated: March 26, 1998



By:   s\ Jerry M. Sunderland
------------------------------------
Jerry M. Sunderland
President and Director                                     Dated: March 26, 1998



By:   s\ Robert O. McDonald
------------------------------------
Robert O. McDonald
Director                                                   Dated: March 26, 1998



By:   s\ Paul Voss
------------------------------------
Paul Voss
Vice President of  Finance                                 Dated: March 26, 1998