Form 10QSB
period 1998-03-31
AVALON COMMUNITY SERVICES INC
filed 1998-04-24
CIK 872202

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1998


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

                              Yes X     No ___

As of April 24, 1998, 3,021,380 shares of the issuer's Class A common stock, par value $.001 were issued and outstanding.

         Transitional Small Business Disclosure Format: Yes ___; No X .

PART I - FINANCIAL INFORMATION
AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                March 31,        December 31,
                                                  1998               1997
                                             ---------------------------------
ASSETS                                         (Unaudited)
Current assets:
 Cash and cash equivalents                     $  1,288,000      $  1,458,000
 Short term certificate of deposit                  500,000           500,000
 Accounts receivable, net of allowance for
  doubtful accounts of $8,000                       785,000           673,000
 Current maturities of notes receivable              16,000            16,000
 Prepaid expenses and other                          93,000           107,000
------------------------------------------------------------------------------
         Total current assets                     2,682,000         2,754,000
------------------------------------------------------------------------------
Property and equipment, net                       9,237,000         9,212,000
Notes receivable, net of current maturities         315,000           318,000
Other assets                                      1,093,000         1,111,000
------------------------------------------------------------------------------
         Total assets                          $ 13,327,000      $ 13,395,000
==============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable, accrued liabilities
  and other                                    $    789,000      $  1,030,000
 Current maturities of long-term debt               698,000           849,000
------------------------------------------------------------------------------
         Total current liabilities                1,487,000         1,879,000
------------------------------------------------------------------------------
Long-term debt, less current maturities           5,362,000         5,129,000
Convertible debentures                            4,150,000         4,150,000
Commitments and contingencies                           ---               ---

Stockholders' equity:
 Common stock:
  Class A - par value $.001; 20,000,000
   shares authorized; 3,004,380 and
   2,982,170 shares issued and outstanding            3,000             3,000
  Class B - no par; 4,000,000 shares
   authorized; none issued and outstanding              ---               ---
 Preferred stock; par value $.001;
  1,000,000 shares authorized; none
  issued and outstanding                                ---               ---
 Paid-In capital                                  6,251,000         6,189,000
 Accumulated deficit                             (3,926,000)       (3,955,000)
------------------------------------------------------------------------------
         Total stockholders' equity               2,328,000         2,237,000
------------------------------------------------------------------------------
Total liabilities and stockholders' equity     $ 13,327,000      $ 13,395,000
==============================================================================

       These accompanying notes are an integral part of these consolidated financial statements.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                            For the Three Months Ended March 31,
                                                   1998               1997
                                            ------------------------------------
Revenues                                       $ 1,807,000        $ 1,191,000
--------------------------------------------------------------------------------
Costs and expenses
 Direct operating                                1,135,000            773,000
 General and administrative                        268,000            198,000
 Depreciation and amortization expense             152,000             98,000
 Interest Expense                                  223,000            153,000
--------------------------------------------------------------------------------
    Income (loss) from continuing operations
     before income tax expense (benefit)            29,000            (31,000)
 Income tax expense (benefit)                          ---                ---
--------------------------------------------------------------------------------
Income (loss) from continuing operations            29,000            (31,000)
--------------------------------------------------------------------------------
Discontinued operations:
 Loss of operations, net of income tax                 ---             (3,000)
 Loss on disposal, net of income tax                   ---                ---
--------------------------------------------------------------------------------
    Loss from discontinued operations                  ---             (3,000)
--------------------------------------------------------------------------------
Net income (loss)                              $    29,000        $   (34,000)
================================================================================

Basic and diluted income (loss) per share:
 Continuing operations                         $      0.01        $     (0.01)
 Discontinued operations                              0.00               0.00
--------------------------------------------------------------------------------
    Net income (loss) per share:               $      0.01        $     (0.01)
================================================================================

Weighted average number of common
 shares outstanding, basic                       2,987,678          2,928,580
================================================================================

Weighted average number of common
 shares outstanding, diluted                     3,820,395          2,928,580
================================================================================












        The accompanying notes are an integral part of these consolidated financial statements.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)


                                                     For the three months ended
                                                             March 31,
                                                        1998           1997
                                                   ----------------------------
OPERATING ACTIVITIES:
 Net income (loss)                                  $    29,000    $  (34,000)
 Adjustments to reconcile net income (loss) to
  net cash used in operating activities
   Depreciation and amortization                        152,000        98,000
   Writeoff of development and acquisition costs         11,000           ---
   Loss (gain) on sale of property                        2,000        (2,000)
   Changes in operating assets and liabilities:
    Decrease (increase) in -
     Accounts receivable                               (112,000)      (78,000)
     Prepaid expenses and other                          14,000       (44,000)
    Decrease in accounts payable,
     accrued liabilities and other                     (241,000)      (63,000)
-------------------------------------------------------------------------------
    Net cash used in operating activities              (145,000)     (123,000)
-------------------------------------------------------------------------------
INVESTING ACTIVITIES:
 Capital expenditures                                  (142,000)     (637,000)
 Proceeds from payments on notes receivable               3,000           ---
 Proceeds from disposition of property                      ---        12,000
-------------------------------------------------------------------------------
    Net cash used in investing activities              (139,000)     (625,000)
-------------------------------------------------------------------------------
FINANCING ACTIVITIES:
 Advances to affiliates                                     ---       (46,000)
 Proceeds from borrowings                             1,530,000     1,269,000
 Repayment of borrowings                             (1,478,000)     (740,000)
 Proceeds from warrant and option exercise               62,000         5,000
-------------------------------------------------------------------------------
    Net cash provided by financing activities           114,000       488,000
-------------------------------------------------------------------------------
Net Decrease in Cash and Cash Equivalents              (170,000)     (260,000)
Cash and Cash Equivalents, Beginning of Period        1,458,000       313,000
-------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period            $ 1,288,000    $   53,000
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

           Buildings and Improvements          40 Years
           Furniture and Equipment         5 to 7 Years
           Transportation Equipment       3 to 15 Years

  Impairment losses are recorded on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. When required, impairment losses are recognized based upon the estimated fair value of the asset.

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

Net Income (Loss) Per Common Share -

  Basic income (loss) per share has been computed on the basis of weighted average shares outstanding during each period. Diluted income (loss) per share has been computed on the basis of weighted average common shares outstanding plus any potentially dilutive convertible debentures, warrants and options outstanding during the period. Weighted average shares outstanding for the three months ended March 31, 1998 included certain dilutive warrants and options in the calculation of diluted income per share. Convertible debentures were not included in the calculation because the after tax effect of debenture interest added to net income would create an anti-dilutive effect on income per share. Diluted loss per share for the three months ended March 31, 1997 is the same as basic loss per share because assumed exercise of options and warrants would be anti-dilutive.

Interim Financial Statements  -

  The consolidated balance sheet as of March 31, 1998 and the statements of operations for the three months ended March 31, 1998 and 1997 are unaudited and, in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the financial position as of such date and the results of operations and cash flows for the periods then ended. All such adjustments are of a normal and recurring nature.

  The financial statements included herein have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the December 31, 1997 Form 10-KSB filing. Footnote disclosures which would substantially duplicate the disclosure contained in the most recent annual report on Form 10-KSB have been condensed or omitted. The results of operations for the three months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the entire year ended December 31, 1998.

NOTE 2.  LONG-TERM DEBT
-----------------------

 Long-term debt consists of the following:

                                                      March 31,    December 31,
                                                        1998          1997
                                                  -----------------------------
 Revolving bank line of credit                     $   252,000    $   167,000

 Notes payable to banks, collateralized by
  equipment due in installments through
  July 1999 with interest from 7.99% to 8.5%            88,000         89,000

 Notes payable to banks, collateralized
  by transportation equipment, due in
  installments through March 2012
  with interest ranging from 4.90% to 9.49%.           699,000        621,000

 Notes payable to banks, collateralized
  by land, buildings and improvements
  due in installments through June 2012
  with interest ranging from 8.5% to 11%             4,861,000      4,941,000

 Note payable to an individual, uncollateralized,
  with interest at 8.5%, due in full April 1999        160,000        160,000
                                                  -------------   ------------
                                                     6,060,000      5,978,000
 Less - current maturities                             698,000        849,000
                                                  -------------   ------------
                                                   $ 5,362,000    $ 5,129,000
                                                  =============   ============


  Substantially all notes payable and long-term debt has been personally guaranteed by the Company's CEO. The revolving bank line of credit provides for aggregate maximum borrowings of $500,000 and bears interest at 1% over national prime, (effective rate of 9.5% at March 31, 1998 and December 31, 1997). The line of credit is collateralized by the Company's Federal and state contract revenues. Payment of dividends is restricted by terms of the Company's revolving credit facility. The revolving bank line of credit matures July 5, 1998.

  The Company refinanced a correctional facility in Oklahoma City, OK, at March 31, 1998 for $1,730,000. The note bears interest at 1.25% over national prime (effective rate of 9.75% at March 31, 1998). The note is collateralized by the Carver Center in Oklahoma City, OK. Interest is due monthly on the note with all principal advances and accrued interest due at April 15, 1999. The Company used approximately $500,000 of the proceeds to repay existing debt on the Carver Center. The remaining unfunded loan proceeds of $1,225,000 may be drawn by the Company at any time prior to maturity.


NOTE 3.  CONVERTIBLE DEBENTURES
-------------------------------

  The Company completed a private placement of $4,150,000 of convertible debentures on September 12, 1997. The debentures bear interest at 7.5% and mature on September 12, 2007. The debentures may be redeemed by the Company at any time after May, 2001 at 106.5% of principal, declining to 100% at maturity. The debentures are convertible into common stock at any time until their maturity at $3.00 per share.

NOTE 4.  STOCKHOLDERS' EQUITY
-----------------------------

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

  The Company issued 1,000,000 Class C stock purchase warrants in August 1994, in connection with a private placement. The placement provided for 100,000 Class C stock purchase warrants reserved for underwriters. The Company issued an additional 165,000 Class C stock purchase warrants in 1996 and 25,000 Class C stock purchase warrants in 1997. The Company has issued 425,000 shares of common stock upon the exercise of the Class C stock purchase warrants through March 31, 1998. The Company currently has 865,000 Class C stock purchase warrants outstanding, including the 100,000 warrants reserved for underwriters.

  The Class C stock purchase warrants provide for the purchase of the Company's Class A common stock at any time until their expiration at December 30, 1999. Anti-dilution provisions of the warrant agreement have reduced the exercise price from $3.50 to $3.33 per share as of March 31,1998. The warrants may be redeemed by the Company upon certain events, for $.01 per share.

  The Company issued 200,000 Class D stock purchase warrants in August 1996, in connection with the acquisition of the El Paso Intermediate Sanction Facility. The Class D stock purchase warrants provide for the purchase of the Company's Class A common stock at a price of $5.125 per share at any time until their expiration at August 2, 2001. The warrants may be redeemed by the Company upon certain events for $.01 per share.

  The Company issued 79,000 Class E stock purchase in September 1997, in connection with the private placement of Convertible Debentures. The Class E stock purchase warrants provide for the purchase of the Company's Class A common stock at a price of $3.00 per share at any time until their expiration at September 12, 2002. The warrants may be redeemed by the Company upon certain events for $.01 per share.

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


NOTE 5.  STOCK OPTION PLAN
--------------------------

  The Company adopted a stock option plan (the "Plan") providing for the issuance of 250,000 shares of Class A common stock pursuant to both incentive stock options, intended to qualify under Section 422 of the Internal Revenue Code, and options that do not qualify as incentive stock options
("non-statutory"). The Option Plan was registered with the Securities and Exchange Commission in November 1995. The purpose of the Plan is to provide continuing incentives to the Company's officers, key employees, and members of the Board of Directors. The options generally vest over a four or five-year period with a ten year expiration period. On December 1, 1996, the Company amended its stock option plan, increasing the number of shares available under the Plan to 600,000. There are currently outstanding non-statutory options providing for the issuance of 506,900 shares of Class A common stock at exercise prices ranging from $1.50 to $4.00 per share. Options providing for the issuance of 153,385 shares were exercisable at March 31, 1998.


NOTE 6.  LITIGATION
-------------------

  The Company is a party to litigation arising in the normal course of business. Management believes that the ultimate outcome of these matters will not have a material effect on the Company's financial condition or results of operations.

NOTE 7.  SIGNIFICANT CONTRACT
-----------------------------

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


NOTE 8.  EARNINGS PER SHARE
---------------------------

  The Company has computed basic and diluted earnings per share (EPS) in accordance with Statement of Financial Standards No. 128. The Company recorded a net loss for the three months ended March 31, 1997; therefore, the numerators and denominators were identical for both basic and diluted EPS. The following is a reconciliation of the numerator and denominator of the basic and diluted EPS for the three months ended March 31, 1998.

                                     For the three months ended March 31, 1998
                                       Income           Shares       Per Share
                                     (Numerator)     (Denominator)     Amount
                                     -----------     -------------   ---------
Basic EPS
---------
Income available to common
   stockholders                        $29,000          2,987,678      $0.01
                                                                       =====

Effect of Dilutive Securities
-----------------------------
Stock purchase warrants                                   698,590
Stock options                                             134,127
                                       -------          ---------

Diluted EPS
-----------
Income available to common
 stockholders and assumed
 conversions                           $29,000          3,820,395      $0.01
                                      ========         ==========      =====


Warrants to purchase 275,100 shares at $6.00 per share and 200,000 shares at $5.125 per share were outstanding during the three months ended March 31, 1998, but were not included in the computation of diluted EPS because the warrants' exercise price was greater than the average market price of the common shares. The warrants were still outstanding at March 31, 1998, and expire on March 26, 1999 and August 2, 2001, respectively.

The Company has 7.5% debentures with principal and accrued interest convertible at $3.00 per common share. At January 1, 1998, these debentures were convertible into 1,417,980 shares. These shares were not included in the computation of diluted EPS because the interest expense avoided upon the assumed conversion of the debt would have been $79,000, or $0.06 per converted share. Since this interest per common share obtainable on conversion exceeds basic EPS, the convertible debentures are anti-dilutive for the three months ended March 31, 1998. Convertible debentures plus accrued interest were convertible into 1,400,625 shares at March 31, 1998. These convertible debentures mature September 12, 2007.

AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES


Item 2.       Management's Discussion and Analysis
                  of Financial Condition and Results of Operations


Liquidity and Capital Resources -

  The Company's business strategy is to focus on the private corrections industry, expanding its operations into additional states through new Federal and state contracts and selective acquisitions. This strategy was implemented in the fourth quarter of 1996. Since the fourth quarter of 1996, all non correctional operations have been discontinued and all related assets have been sold or are under contracts to sell. Losses associated with discontinued operations and estimated losses from disposal of the related assets were recorded in 1997. The Company's 1998 earnings include only correctional facility operations.

  Working capital at March 31, 1998 was $1,195,000 representing a current ratio of 1.80. This compares to working capital of $875,000 and a current ratio of
1.47 at December 31, 1997. The increase in working capital from December 31, 1997 is primarily due to refinancing a portion of the Company's current debt maturities and warrant and option exercise proceeds of $62,000 in the first quarter of 1998. Payment of convertible debenture interest and payment of discontinued operations liabilities resulted in a $241,000 decrease in accounts payable and accrued liabilities.

  The Company has approximately $1.8 million of cash and short term certificates of deposit available for new projects. The Company also has a $1.2 million line of credit available.

  The Company believes it has adequate cash reserves and cash flow from operations to meet its current cash requirements. The Company expects current contracts to generate sufficient income to increase cash reserves, while minimizing income taxes through the utilization of tax loss carryforwards. Additional sources of funding may be required on a project funding basis. The Company is currently negotiating with financial institutions to obtain financing to fund future growth. The Company is also evaluating equity sources of financing. The Company may receive equity from the exercise of stock options, warrants, or conversion of debentures in 1998.

Results of Operations -

Three Months Ended March 31, 1998 Compared to the Three Months Ended March 31, 1997-

  Total revenues increased by 52% to $1.81 million for the three months ended March 31, 1998 from $1.19 million for the three months ended March 31, 1997. The increase was a result of the acquisition of the Turley Correctional Facility in Tulsa, Oklahoma in October 1997, a contract award to provide substance abuse counseling in Fordland, Missouri in May 1997, and increased revenues from the Company's El Paso operations. Revenues in the first quarter of 1998 were enhanced by the Turley Correctional Facility providing $327,000 of revenues, the Fordland, Missouri substance abuse counseling contract providing $195,000 of revenues, and the Company's El Paso operations providing increased revenues of approximately $100,000 over the first quarter of 1997.

  The Company had net income for the three months ended March 31, 1998 of $29,000 or $.01 basic and diluted earnings per share, as compared to a net loss for the three months ended March 31, 1997 of $34,000 or $.01 basic and diluted loss per share. The Company's net income was a result of expansion through new contracts and acquisitions.

  Operating income, before interest, depreciation, and income taxes, increased approximately 61% for the three months ended March 31, 1998 to $672,000 compared to $418,000 for the three months ended March 31, 1997. The substantial increase in operating income was a result of the Company's focus on private corrections, resulting in being awarded new contracts and acquiring additional facilities. The average daily inmate census increased 39% for the three months ended March 31, 1998 compared to the three months ended March 31, 1997. The census increase was due to the acquisition of the Turley Correctional Facility in Tulsa, Oklahoma in October 1997 and increased census at the Company's El Paso facility.

  Direct operating expenses increased by 47% for the three months ended March 31, 1998 over the three months ended March 31, 1997, primarily as a result of the contract award for substance abuse counseling services at Fordland, Missouri, and the acquisition of the Turley Correctional Center in Tulsa, Oklahoma. The profit margin increased slightly to 37% for the three months ended March 31, 1998 from 35% for the three months ended March 31, 1997.

  Discontinued Operations. The Company made the decision to discontinue all non correctional operations in the fourth quarter of 1996. The Company's strategy is to focus on opportunities in the corrections industry. All actual and expected losses have been recorded in 1996 and 1997. The Company currently has two non correctional facilities under contract to sell and anticipate that these facilities will be sold in the second quarter of 1998.

  Corporate. General and administrative expenses increased by 35% to $268,000 for the three months ended March 31, 1998 from $198,000 for the three months ended March 31, 1997. The majority of this increase was a result of increased legal and professional expenses, and an increase in promotional and development costs. The additional costs resulted from the Company's focus on corrections and implementing a strategy for growth through new contracts and acquisitions.

  The increase in interest expense of $70,000 for the three months ended March 31, 1998 over the first quarter 1997 resulted from interest on the convertible debentures. Depreciation and amortization expense have increased commensurate with the growth of the correctional operations.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION



Item 1.       Legal Proceedings - None.

Item 2.       Changes in Securities - None.

Item 3.       Defaults Upon Senior Securities - None.

Item 4.       Submission of Matters to a Vote of Security Holders - None.

Item 5.       Other Information - None.

Item 6.       a)  Exhibits
                   Exhibit 27.  Financial Data Schedule.

              b)  Reports on Form 8-K -
                   Filed a Form 8-K on March 19, 1998,
                   re: Award from the Oklahoma Office of Juvenile Affairs

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                                   SIGNATURES



  In accordance with the requirement of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    April 24, 1998                    AVALON COMMUNITY SERVICES, INC.



                                           By: /s/ Jerry M.  Sunderland
                                           ------------------------------------
                                           Jerry M. Sunderland, President



                                           By: /s/ Paul Voss
                                           ------------------------------------
                                           Paul Voss, Vice President of Finance