Form 10QSB
period 1998-06-30
AVALON COMMUNITY SERVICES INC
filed 1998-08-17
CIK 872202

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998


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

                                  Yes X   No ___

As of July 31, 1998, 3,041,880 shares of the issuer's Class A common stock, par value $.001, were issued and outstanding.

         Transitional Small Business Disclosure Format: Yes ___; No X .

                         PART I - FINANCIAL INFORMATION
                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                      June 30,     December 31,
                                                        1998           1997
                                                    ------------   ------------
ASSETS                                               (Unaudited)
Current assets:
 Cash and cash equivalents                          $  1,724,000   $  1,458,000
 Short term certificate of deposit                           ---        500,000
 Accounts receivable, net of allowance for
  doubtful accounts of $8,000                            807,000        673,000
 Current maturities of notes receivable                  322,000         16,000
 Prepaid expenses and other                              286,000        107,000
-------------------------------------------------   ------------   ------------
  Total current assets                                 3,139,000      2,754,000
-------------------------------------------------   ------------   ------------
Property and equipment, net                            9,379,000      9,212,000
Notes receivable, net of current maturities                8,000        318,000
Other assets                                           1,131,000      1,111,000
-------------------------------------------------   ------------   ------------
  Total assets                                      $ 13,657,000   $ 13,395,000
=================================================   ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable, accrued liabilities and other    $  1,096,000  $   1,030,000
 Current maturities of long-term debt                  1,766,000        849,000
-------------------------------------------------   ------------   ------------
  Total current liabilities                            2,862,000      1,879,000
-------------------------------------------------   ------------   ------------
Long-term debt, less current maturities                4,323,000      5,129,000
Convertible debentures                                 4,150,000      4,150,000
Commitments and contingencies                                ---            ---
Stockholders' equity:
 Common stock:
  Class A - par value $.001; 20,000,000 shares
   authorized; 3,037,880 and 2,982,170 shares
   outstanding                                             3,000          3,000
  Class B - no par; 4,000,000 shares authorized;
   none and 3,900,000 shares outstanding                     ---            ---
  Preferred stock; par value $.001; 1,000,000
   shares authorized; none issued                            ---            ---
  Paid-In capital                                      6,338,000      6,189,000
  Accumulated deficit                                 (4,019,000)    (3,955,000)
-------------------------------------------------   ------------   ------------
  Total stockholders' equity                           2,322,000      2,237,000
-------------------------------------------------   ------------   ------------
   Total liabilities and stockholders' equity       $ 13,657,000   $ 13,395,000
=================================================   ============   ============

  These accompanying notes are an integral part of these consolidated financial statements.



                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                         Three Months Ended                Six Months Ended
                                                              June 30,                         June 30,
                                                        1998            1997             1998             1997
------------------------------------------------- ---------------- ---------------  ---------------  ---------------
Revenues                                          $     1,860,000  $     1,329,000  $    3,667,000   $    2,520,000
------------------------------------------------- ---------------- ---------------  ---------------  ---------------
Costs and expenses
 Direct operating                                        1,145,000         861,000        2,280,000        1,655,000
 General and administrative                                439,000         225,000          707,000          402,000
 Depreciation and amortization                             158,000         107,000          310,000          205,000
 Interest expense                                          212,000         164,000          435,000          317,000
------------------------------------------------- ---------------- ---------------  ---------------  ---------------
Loss from continuing operations
 before income tax expense (benefit)                      (94,000)        (28,000)         (65,000)         (59,000)
 Income tax expense (benefit)                                  ---             ---              ---              ---
------------------------------------------------- ---------------- ---------------  ---------------  ---------------
Loss from continuing operations                           (94,000)        (28,000)         (65,000)         (59,000)
------------------------------------------------- ---------------- ---------------  ---------------  ---------------
Discontinued operations:
 Loss from operations, net of income tax                       ---        (21,000)              ---         (24,000)
 (Loss)gain on disposal, net of income tax                     ---             ---              ---              ---
------------------------------------------------- ---------------- ---------------  ---------------  ---------------
Loss from discontinued operations                              ---        (21,000)              ---         (24,000)
------------------------------------------------- ---------------- ---------------  ---------------  ---------------
Net loss                                             $    (94,000)   $    (49,000)      $  (65,000)     $   (83,000)
================================================= ================ ===============  ===============  ===============

Net loss per share:
   Continuing operations                           $        (0.03) $        (0.01)   $       (0.02)  $        (0.02)
   Discontinued operations                                   0.00           (0.01)            0.00            (0.01)
------------------------------------------------- ---------------- ---------------  ---------------  ---------------
         Net income (loss) per share:              $        (0.03) $        (0.02)  $        (0.02)  $        (0.03)
================================================= ================ ===============  ===============  ===============

Weighted average number of common
   and common equivalent shares outstanding              3,031,360       2,929,650        3,009,963        2,929,132
================================================= ================ ===============  ===============  ===============

  The accompanying notes are an integral part of these consolidated financial statements.




                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)


                                                         For the six months ended June 30,
                                                              1998             1997
                                                         --------------    ---------------
OPERATING ACTIVITIES:
 Net loss                                                $     (65,000)    $      (83,000)
 Adjustments to reconcile net loss to
  net cash provided by (used for) operating activities
   Depreciation and amortization                               310,000            205,000
   Writeoff of development and acquisition costs               111,000                ---
   Loss on sale of property                                        ---              2,000
   Changes in operating assets and liabilities:
    Decrease (increase) in -
     Accounts receivable                                      (134,000)          (162,000)
     Prepaid expenses and other                               (179,000)          (147,000)
     Increase (decrease) in accounts payable,
      accrued liabilities and other                             66,000            (14,000)
------------------------------------------------------   --------------    ---------------
   Net cash provided by (used in) operating activities         109,000           (199,000)
------------------------------------------------------   --------------    ---------------
INVESTING ACTIVITIES:
 Proceeds from maturity of certificate of deposit              500,000                ---
 Capital expenditures                                         (536,000)          (764,000)
 Proceeds from payments on notes receivable                      4,000                ---
 Proceeds from disposition of property                             ---             19,000
------------------------------------------------------   --------------    ---------------
   Net cash used in investing activities                       (32,000)          (745,000)
------------------------------------------------------   --------------    ---------------
FINANCING ACTIVITIES:
 Net cash advances (to) from affiliates                            ---           (149,000)
 Repayment of borrowings                                    (2,874,000)        (2,663,000)
 Proceeds from borrowings                                    2,914,000          3,650,000
 Proceeds from warrant and option exercise                     149,000              5,000
------------------------------------------------------    -------------    ---------------
   Net cash provided by financing activities                   189,000            843,000
------------------------------------------------------    -------------    ---------------
NET INCREASE (DECREASE) IN CASH                                266,000           (101,000)
CASH, BEGINNING OF PERIOD                                    1,458,000            314,000
------------------------------------------------------    -------------    ---------------
CASH, END OF PERIOD                                       $  1,724,000     $      213,000
======================================================    =============    ===============

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

Deferred Development Costs -

  Deferred development costs consist of costs that can be directly associated with an anticipated contract and, if the recoverability from that contract is probable, they are deferred until the anticipated contract has been awarded. The development costs are deferred until the commencement of operations of the facility or contract period and amortized over the anticipated life of the contract (including option and renewal periods). Costs of unsuccessful or abandoned contracts are charged to expense when their recovery is not considered probable. Facility costs are incurred (after a contract is awarded) in connection with the opening of new facilities under the contract. These costs are capitalized from the date of award until commencement of operations and amortized on a straight-line basis over the term of the contract.

Net Loss Per Common Share -

  Basic loss per share has been computed on the basis of weighted average shares outstanding during each period. Diluted loss per share for the three months and six months ended June 30, 1998 and 1997 is the same as basic loss per share for each period because assumed exercise of options, warrants and convertible debentures would be anti-dilutive.

Interim Financial Statements  -

  The consolidated balance sheet as of June 30, 1998 and the statements of operations for the three months and six months ended June 30, 1998 and 1997 are unaudited and, in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the financial position as of such date and the results of operations and cash flows for the periods then ended. All such adjustments are of a normal and recurring nature except for a writeoff of costs associated with a terminated business acquisition described in Note 8.

  The financial statements included herein have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the December 31, 1997 Form 10-KSB filing. Footnote disclosures which would substantially duplicate the disclosure contained in the most recent annual report on Form 10-KSB have been condensed or omitted. The results of operations for the three months and six months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the entire year ended December 31, 1998.

NOTE 2.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                    June 30,       December 31,
                                                      1998             1997
                                                 --------------   --------------
Revolving bank line of credit                    $     330,000    $      167,000

Notes payable to banks, collateralized by
 equipment due in installments through
 July 1999 with interest from 7.99% to 8.5%             86,000            89,000

Notes payable to banks, collateralized
 by transportation equipment, due in
 installments through March 2012
 with interest ranging from 4.90% to 9.49%.            701,000           621,000

Notes payable to banks, collateralized
 by land, buildings and improvements
 due in installments through June 2012
 with interest ranging from 8.5% to 11%              4,812,000         4,941,000

Note payable to an individual, unsecured,
 with interest at 8.5%, due in full April 1999         160,000           160,000
                                                 --------------   --------------
                                                     6,089,000         5,978,000
Less - current maturities                            1,766,000           849,000
                                                 --------------   --------------
                                                 $   4,323,000    $    5,129,000
                                                 ==============   ==============


  The Company's revolving bank line of credit provides for aggregate maximum borrowings of $750,000 and bears interest at 1% over national prime, (effective rate of 9.5% at June 30, 1998 and December 31, 1997). The line of credit is secured by the Company's Federal and state contract receivables. Payment of dividends is restricted by terms of the Company's revolving credit facility. The revolving bank line of credit matures June 5, 1999.

  The Company refinanced a correctional facility in March 1998 for $1,730,000. The note bears interest at 1.25% over national prime (effective rate of 9.75% at June 30, 1998). The note is secured by a mortgage on one of the Company's correctional facilities. Interest is due monthly on the note with all principal advances and accrued interest due at April 15, 1999. The Company utilized approximately $500,000 of the proceeds to repay existing debt on the correctional facility. The remaining unfunded loan proceeds of $1,225,000 may be drawn by the Company at any time prior to maturity.

  The Company entered into a financing agreement in June 1998 to borrow up to $1,730,000 to construct a new correctional facility. The note bears interest at 1.75% over national prime (effective rate of 10.25% at June 30, 1998). The note is secured by a mortgage on the correctional facility. Interest is due monthly on the note with all principal advances and accrued interest due at July 5, 1999. The Company has utilized $30,000 of the proceeds as of June 30, 1998. The remaining unfunded loan proceeds of $1,700,000 may be drawn by the Company at any time prior to maturity. Substantially all notes payable and long-term debt has been personally guaranteed by the Company's CEO.

NOTE 3.  CONVERTIBLE DEBENTURES


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

  The Company issued 1,000,000 Class C stock purchase warrants in August 1994, in connection with a private placement. The placement provided for 100,000 Class C stock purchase warrants reserved for underwriters. The Company issued an additional 165,000 Class C stock purchase warrants in 1996 and 25,000 Class C stock purchase warrants in 1997. The Company has issued 448,500 shares of common stock upon the exercise of the Class C stock purchase warrants through June 30, 1998. The Company currently has 841,500 Class C stock purchase warrants outstanding, including 100,000 warrants reserved for underwriters.

  The Class C stock purchase warrants provide for the purchase of the Company's Class A common stock at any time until their expiration at December 30, 1999. The exercise price of the class C warrants is $3.33 per share as of June 30,1998. The warrants may be redeemed by the Company upon certain events, for $.01 per share.

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

  The Company issued 79,000 Class E stock purchase warrants in September 1997, in connection with the private placement of Convertible Debentures. The Class E stock purchase warrants provide for the purchase of the Company's Class A common stock at a price of $3.00 per share at any time until their expiration at September 12, 2002. The warrants may be redeemed by the Company upon certain events for $.01 per share.

  A 1994 agreement provided for the issuance of an option for the issuance of 750,000 common stock purchase warrants to purchase Class A common stock at $1.50 per share for each dollar of Company debt guaranteed by the Company's CEO. The warrants will have a five year term from the date of issuance. Management believes that the warrants had no economic value when granted, and accordingly, no amount has been assigned to such warrants in the financial statements.


NOTE 5.  STOCK OPTION PLAN


  The Company adopted a stock option plan (the "Plan") providing for the issuance of 250,000 shares of Class A common stock pursuant to both incentive stock options, intended to qualify under Section 422 of the Internal Revenue Code, and options that do not qualify as incentive stock options
("non-statutory"). The Option Plan was registered with the Securities and Exchange Commission in November 1995. The purpose of the Plan is to provide continuing incentives to the Company's officers, key employees, and members of the Board of Directors. The options generally vest over a four or five-year period with a ten year expiration period. On December 1, 1996, the Company amended its stock option plan, increasing the number of shares available under the Plan to 600,000. There are currently outstanding non-statutory options providing for the issuance of 492,900 shares of Class A common stock at exercise prices ranging from $1.50 to $4.00 per share. Options providing for the issuance of 139,260 shares were exercisable at June 30, 1998.

NOTE 6.  LITIGATION


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


NOTE 8.  TERMINATED  ACQUISITION

  The Company terminated its agreement to acquire certain assets of Rebound Programs LLC in July 1998. The agreement was contingent upon criteria that could not be satisfied. The Company incurred costs of approximately $100,000 related to this acquisition. The Company recorded a $100,000 charge in the second quarter of 1998 for these costs.


NOTE 9.  CORPORATE NAME CHANGE

  The Company's Board of Directors approved a corporate name change to Avalon Correctional Services, Inc in July 1998. The Company will begin conducting business under the new name immediately. The name was changed to reflect the Company's focus on the business of private corrections, since all non correctional operations have been divested or are held for sale. The name change is subject to shareholder approval at next year's annual meeting. The amendment of the name change in the articles of incorporation will be made after shareholder approval.

AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations


Liquidity and Capital Resources -

  The Company's business strategy is to focus on the private corrections industry, expanding its operations into additional states through new Federal and state contracts and selective acquisitions. This strategy was implemented in the fourth quarter of 1996. The Company's non correctional operations have been discontinued and all related assets have been sold or are held for sale. The Company's 1998 results of operations include approximately $17,000 of costs related to non correctional facilities held for sale.

  Working capital at June 30, 1998 was $277,000  representing a current ratio of
1.10. This compares to working capital of $875,000 and a current ratio of 1.47 at December 31, 1997. The decrease in working capital from December 31, 1997 is primarily due to refinancing a portion of the Company's long term debt over a one year term in the second quarter of 1998.

  The Company has approximately $1.7 million of cash available for new projects. The Company also has $2.9 million available from lines of credit.

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

  The Company is aware of the risk of computer error in the year 2000. Such error could cause computers to recognize the year 2000 as 1900 and cause the computer to fail in calculation or function. As a result, the Company has reviewed its computer operations and have identified all computers and systems that are not year 2000 compliant (y2k). The Company's operations are not reliant on computers. The Company's primary exposure to y2k problems is in its financial reporting area. The Company has determined that the cost of computer equipment and software, including testing and implementation to become y2k compliant is approximately $35,000. The Company intends to purchase, test and implement the new equipment and software before January 1, 1999.

  The Company's major customers are State and Federal correctional agencies. An effort is being made to confirm y2k compliance of each agency and how this may impact the Company. The Company has no reason to believe that its contracts with State and Federal government agencies will have an adverse effect because of y2k compliance.

Results of Operations -

Three  Months  Ended June 30, 1998  Compared to the Three  Months Ended June 30,
1997-

  Total revenues increased by 40% to $1.86 million for the three months ended June 30, 1998 from $1.33 million for the three months ended June 30, 1997. The increase was a result of the acquisition of the Turley Correctional Facility in Tulsa, Oklahoma in October 1997, a new community transition program contract awarded in June 1998 at the Ozark Correctional Facility in Fordland, Missouri, increased revenues from the contract award to provide substance abuse counseling in Fordland, Missouri in May 1997, and increased revenues from the Company's El Paso operations.

  Revenues in the second quarter of 1998 were enhanced by the Turley Correctional Facility providing $315,000 of revenues, the Fordland, Missouri substance abuse counseling contract providing increased revenues of $77,000 over the second quarter of 1997, and the Company's El Paso operations providing increased revenues of approximately $86,000 over the second quarter of 1997. The new community transition program contract award accounted for $32,000 of revenues in the second quarter of 1998.

  The Company had a net loss for the three months ended June 30, 1998 of $94,000 or $.03 basic and diluted earnings per share, as compared to a net loss for the three months ended June 30, 1997 of $49,000 or $.02 basic and diluted loss per share. The Company's net loss was a result of the terminated acquisition.

  Direct operating expenses increased by 33% for the three months ended June 30, 1998 over the three months ended June 30, 1997, primarily as a result of the contract award for substance abuse counseling services at Fordland, Missouri, and the acquisition of the Turley Correctional Center in Tulsa, Oklahoma. The profit margin increased slightly to 38% for the three months ended June 30, 1998 from 35% for the three months ended June 30, 1997.

  Discontinued Operations. The Company made the decision to discontinue all non correctional operations in the fourth quarter of 1996. The Company's strategy is to focus on opportunities in the corrections industry. All actual and expected losses through the first quarter of 1998 have been recorded in 1996 and 1997. The Company currently has two non correctional facilities held for sale and anticipate that these facilities will be sold in 1998. Second quarter 1998 costs related to facilities held for sale were approximately $17,000 and are included in continuing operations.

  Corporate. General and administrative expenses increased by 95% to $439,000 for the three months ended June 30, 1998 from $225,000 for the three months ended June 30, 1997. The majority of this increase was a result of the terminated acquisition charges in the amount of $100,000. Excluding the terminated acquisition charge to operations, general and administrative expenses increased 51% primarily due to increased staffing to prepare for growth of new facilities, contracts, and acquisitions. The additional costs resulted from the Company's focus on corrections and implementing a strategy for growth through new contracts and acquisitions.

  The increase in interest expense of $48,000 for the three months ended June 30, 1998 over the second quarter of 1997 resulted from interest on the convertible debentures. Depreciation and amortization expense have increased commensurate with the growth of the correctional operations.


Six months ended June 30, 1998 compared to the six months ended June 30, 1997 -

  Net loss for the six months ended June 30, 1998 was $65,000 or $.02 per share as compared to a loss of $83,000 or $.03 per share in 1997. The loss in 1998 was primarily due to the writeoff of certain costs related to the terminated acquisition.

  Revenues from continuing operations increased by 46% in 1998 or by $1,147,000 compared to 1997. Revenue was $3,667,000 in 1998 compared to $2,520,000 in 1997. Operating expenses from continuing operations increased by $625,000. Both revenue and operating expense increases were primarily a result of the acquisition of the Turley Correctional Facility, increased revenues from the substance abuse counseling contract in Fordland, Missouri which began in May 1997 and a new community transition program contract at the Ozark Correctional Facility in Fordland, Missouri.

  General and administrative expenses increased by $305,000 or 76% in 1998. This increase was due to the $100,000 charge relating to the terminated acquisition, and staffing and development costs associated with the Company's growth plan. Interest expense increased approximately $118,000 due to the interest related to the convertible debentures issued in the third quarter of 1997. Depreciation and amortization expense have increased commensurate with the growth of the correctional operations.

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

Item 3.       Defaults Upon Senior Securities - None.

Item 4.       Submission of Matters to a Vote of Security Holders - None.

Item 5.       Other Information - None.

Item 6.       a)  Exhibits
                    Exhibit 27.  Financial Data Schedule.

              b)  Reports on Form 8-K -
                    None filed in the second quarter of 1998

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                                   SIGNATURES



  In accordance with the requirement of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    August 14, 1998                  AVALON COMMUNITY SERVICES, INC.



                                          By: /s/ Jerry M.  Sunderland
                                          -----------------------------
                                          Jerry M. Sunderland, President



                                           By: /s/ Paul Voss
                                           ------------------------------------
                                           Paul Voss, Vice President of Finance