Form 10QSB
period 1998-09-30
AVALON COMMUNITY SERVICES INC
filed 1998-11-13
CIK 872202

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1998


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

                                  Yes X No ___

 As of October 31, 1998, 4,664,328 shares of the issuer's Class A common stock, par value $.001, were issued and outstanding.

         Transitional Small Business Disclosure Format: Yes ___; No X .

                         PART I - FINANCIAL INFORMATION
                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                    September 30,  December 31,
                                                       1998           1997
                                                    -------------  -------------
ASSETS                                               (Unaudited)
Current assets:
 Cash and cash equivalents                          $ 14,902,000   $  1,458,000
 Short term certificate of deposit                           ---        500,000
 Accounts receivable, net of allowance for
  doubtful accounts of $9,000 and $8,000                 920,000        673,000
 Current maturities of notes receivable                  322,000         16,000
 Prepaid expenses and other                              177,000        107,000
------------------------------------------------    -------------  -------------
  Total current assets                                16,321,000      2,754,000
------------------------------------------------    -------------  -------------
Property and equipment, net                           10,575,000      9,212,000
Notes receivable, net of current maturities                5,000        318,000
Other assets                                           2,216,000      1,111,000
------------------------------------------------    -------------  -------------
  Total assets                                      $ 29,117,000   $ 13,395,000
================================================    =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable, accrued liabilities and other    $  2,613,000   $  1,030,000
 Current maturities of long-term debt                  1,546,000        849,000
------------------------------------------------    -------------  -------------
  Total current liabilities                            4,159,000      1,879,000
------------------------------------------------    -------------  -------------
Long-term debt, less current maturities               14,484,000      5,129,000
Convertible debentures                                 3,850,000      4,150,000
Commitments and contingencies                                ---            ---

Redeemable Class A Common Stock, $.001 par value
 1,622,448 and no shares issued and outstanding        4,124,000            ---

Stockholders' equity:
 Common stock:
  Class  A  - par  value  $.001;  20,000,000
   shares authorized  4,664,328  and 2,982,170
   shares outstanding less 1,622,448 and no
   shares subject to repurchase                            3,000          3,000
  Class B - no par; 4,000,000 shares authorized;
   none and 3,900,000 shares outstanding                     ---            ---
 Preferred stock; par value $.001; 1,000,000
   shares authorized; none issued                            ---            ---
 Paid-In capital                                       6,351,000      6,189,000
 Accumulated deficit                                  (3,854,000)    (3,955,000)
------------------------------------------------    -------------  -------------
  Total stockholders' equity                           2,500,000      2,237,000
------------------------------------------------    -------------  -------------
  Total liabilities and stockholders' equity        $ 29,117,000   $ 13,395,000
================================================    ============   =============

  These accompanying notes are an integral part of these consolidated financial statements.






                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                         Three Months Ended               Nine Months Ended
                                                           September 30,                    September 30,

                                                      1998              1997             1998             1997
----------------------------------------------- ----------------- ----------------  --------------  ----------------
Revenues                                        $      1,911,000  $     1,506,000   $   5,578,000   $     4,026,000
----------------------------------------------- ----------------- ----------------  --------------  ----------------
Costs and expenses
 Direct operating                                      1,241,000          946,000       3,521,000         2,580,000
 General and administrative                              245,000          201,000         784,000           579,000
 Development costs                                        37,000           15,000         174,000            60,000
 Facilities held for sale                                 48,000              ---          79,000               ---
 Depreciation and amortization                           159,000          104,000         469,000           309,000
 Amortization of discount on
  convertible debentures                                     ---        1,819,000             ---         1,819,000
 Interest expense                                        282,000          193,000         717,000           510,000
----------------------------------------------- ----------------- ----------------  --------------  ----------------
Loss from continuing operations
 before income tax expense (benefit)                    (101,000)      (1,772,000)       (166,000)       (1,831,000)
Income tax expense (benefit)                                 ---              ---             ---               ---
----------------------------------------------- ----------------- ----------------  --------------  ----------------
Loss from continuing operations                         (101,000)      (1,772,000)       (166,000)       (1,831,000)
----------------------------------------------- ----------------- ----------------  --------------  ----------------
Discontinued operations:
 Loss from operations, net of income tax                     ---          (34,000)            ---           (58,000)
 (Loss)gain on disposal, net of income tax                   ---              ---             ---               ---
----------------------------------------------- ----------------- ----------------  --------------  ----------------
Loss from discontinued operations                            ---          (34,000)            ---           (58,000)
----------------------------------------------- ----------------- ----------------  --------------  ----------------
Net loss                                        $       (101,000) $    (1,806,000)  $    (166,000)  $    (1,889,000)
=============================================== ================= ================  ==============  ================

Net loss per share:
 Continuing operations                          $          (0.03) $        (0.60)   $       (0.05)  $         (0.62)
 Discontinued operations                                    0.00           (0.01)            0.00             (0.02)
----------------------------------------------- ----------------- ----------------  --------------  ----------------
    Net income (loss) per share:                $          (0.03) $        (0.61)   $       (0.05)  $         (0.64)
=============================================== ================= ================  ==============  ================

Weighted average number of common
 and common equivalent shares outstanding              3,305,888        2,929,650       3,106,828         2,930,982
=============================================== ================= ================  ==============  ================

  The accompanying notes are an integral part of these consolidated financial statements.








                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                          For the nine months ended
                                                                 September 30,
                                                             1998           1997
                                                        --------------  --------------
OPERATING ACTIVITIES:
 Net loss                                               $    (166,000)  $  (1,889,000)
 Adjustments to reconcile net loss to
  net cash provided by (used for) operating activities
   Depreciation and amortization                              469,000         309,000
   Amortization of discount on convertible debentures             ---       1,819,000
   Writeoff of development and acquisition costs              111,000             ---
   Loss on sale of property                                       ---           7,000
   Changes in operating assets and liabilities:
    Increase in -
     Accounts receivable                                     (247,000)       (397,000)
     Prepaid expenses and other                               (70,000)       (373,000)
     Accounts payable,
      accrued liabilities and other                         1,567,000          45,000
-----------------------------------------------------   --------------  --------------
  Net cash provided by (used in) operating activities       1,664,000        (479,000)
-----------------------------------------------------   --------------  --------------
INVESTING ACTIVITIES:
 Proceeds from maturity of certificate of deposit             500,000             ---
 Capital expenditures                                      (1,851,000)       (849,000)
 Proceeds from payments on notes receivable                     7,000             ---
 Proceeds from disposition of property                            ---          36,000
-----------------------------------------------------   --------------  --------------
  Net cash used in investing activities                    (1,344,000)       (813,000)
-----------------------------------------------------   --------------  --------------
FINANCING ACTIVITIES:
 Net cash advances from affiliates                                ---          67,000
 Repayment of borrowings                                   (5,407,000)     (4,920,000)
 Proceeds from borrowings                                  14,244,000       8,738,000
 Proceeds from sale of redeemable common stock              4,124,000             ---
 Proceeds from warrant and option exercise                    163,000          24,000
-----------------------------------------------------   --------------   -------------
  Net cash provided by financing activities                13,124,000       3,909,000
-----------------------------------------------------   --------------   -------------
NET INCREASE IN CASH                                       13,444,000       2,617,000
CASH, BEGINNING OF PERIOD                                   1,458,000         313,000
-----------------------------------------------------   --------------   -------------
CASH, END OF PERIOD                                     $  14,902,000    $  2,930,000
=====================================================   ==============   =============

  The accompanying notes are an integral part of these consolidated financial statements.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Nature of Business -

  Avalon Community Services, Inc. ("the Company" or "Avalon") is a developer and manager of privatized community correctional facilities in the United States. The Company provides a diverse range of programs and services to local, state and Federal governmental agencies. The Company currently has 14 contracts in four states, Oklahoma, Texas, Missouri and Nebraska, with plans to significantly expand into additional states.

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

Concentrations of Credit Risk -

  Financial instruments potentially subjecting the Company to concentrations of credit risk consist principally of temporary cash investments, accounts receivable and notes receivable. The Company places its temporary cash investments with high credit quality financial institutions and money market funds and limits the amount of credit exposure to any one institution or fund. However, the Company had a significant portion of its cash equivalents in one money market fund at September 30, 1998 and December 31, 1997, and held significant funds in a short term certificate of deposit at one financial institution at December 31, 1997. Concentrations of credit risk with respect to accounts receivable are limited due to the fact that a significant portion of the Company's receivables are from state governments. The Company maintains an allowance for doubtful accounts for potential credit losses. Actual bad debt expenses have not been material. Credit risk on a note receivable is partially mitigated by the collateralization of the note by second lien on real estate.

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

Revenue Recognition -

  The Company recognizes revenues as services are provided. Revenues are earned based on a daily rate per offender at the Company's correctional facilities. Revenues are earned on a monthly contract basis for substance abuse treatment services. All correctional and substance abuse revenues are received monthly from various governmental agencies.

Deferred Development Costs -

  Prior to the third quarter of 1998, development costs that could be directly associated with an anticipated contract were capitalized, and, if the recoverability from that contract was probable, they were deferred until the anticipated contract had been awarded. The development costs were deferred until the commencement of operations of the facility or contract period and amortized over the anticipated life of the contract (including option and renewal periods). Costs of unsuccessful or abandoned contracts were charged to expense when their recovery was not considered probable. Facility costs are incurred (after a contract is awarded) in connection with the opening of new facilities under the contract. These costs were capitalized from the date of award until commencement of operations and amortized on a straight-line basis over the term of the contract. As of September 30, 1998, the Company had approximately $42,000 of deferred development costs which had been capitalized. Pursuant to Statement of Position 98-5 "Reporting on the Costs of Start Up Activities", the remaining costs will be charged to operations and reported as a cumulative effect in change of accounting principle in the fourth quarter of 1998.

  Development costs incurred in the third quarter of 1998 directly associated with an anticipated contract have been charged to expense as incurred. All future development costs incurred in association with new contract awards and development projects will be charged to expense as incurred.

Net Loss Per Common Share -

  Basic loss per share has been computed on the basis of weighted average shares outstanding during each period. Diluted loss per share for the three months and nine months ended September 30, 1998 and 1997 is the same as basic loss per share for each period because assumed exercise of options, warrants and convertible debentures would be anti-dilutive.

Interim Financial Statements  -

  The consolidated balance sheet as of September 30, 1998 and the statements of operations for the three months and nine months ended September 30, 1998 and 1997 are unaudited and, in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the financial position as of such date and the results of operations and cash flows for the periods then ended. All such adjustments are of a normal and recurring nature except for an allocation of costs and original issue premium associated with a private placement of equity and subordinated debt as described in Note 2, and a writeoff of costs associated with a terminated business acquisition described in Note 8.

  The financial statements included herein have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the December 31, 1997 Form 10-KSB filing. Footnote disclosures substantially duplicating the disclosure contained in the most recent annual report on Form 10-KSB have been condensed or omitted. The results of operations for the three months and nine months ended September 30, 1998, are not necessarily indicative of the results that may be expected for the entire year ended December 31, 1998.

NOTE 2.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                   September 30,    December 31,
                                                      1998             1997
                                                   -------------   -------------
 Revolving bank line of credit                     $        ---    $    167,000
 Notes payable to banks, collateralized by
  equipment due in installments through
  July 1999 with interest from 7.99% to 8.5%             86,000          89,000
 Notes payable to banks, collateralized
  by transportation equipment, due in
  installments through March 2012
  with interest ranging from 4.90% to 9.49%.            695,000         621,000
 Notes payable to banks, collateralized
  by land, buildings and improvements
  due in installments through June 2012
  with interest ranging from 8.5% to 11%              4,724,000       4,941,000
 Note payable to an investment company,
  unsecured, with interest at 12.5%, due
  in four installments beginning in 2005,
  including original issue premium                   10,365,000             ---
 Note payable to an individual, unsecured,
  with interest at 8.5%, due in full April 1999         160,000         160,000
                                                   -------------   -------------
                                                     16,030,000       5,978,000
              Less - current maturities               1,546,000         849,000
                                                   -------------   -------------
                                                   $ 14,484,000    $  5,129,000
                                                   =============   =============

  The Company completed a $15,000,000 private placement of debt and equity with an investment company on September 16, 1998. Under the terms of the agreements, the Company tendered a note with a face value of $10,000,000 bearing interest of 12.5%, with interest only payable in quarterly installments until December 31, 2005, when the first of four quarterly principal installments are due. Additionally, the Company tendered 1,622,448 shares of redeemable common stock to the investment company. These shares are subject to repurchase by the Company after five years from the date of issuance at the fair value, as defined in the agreement, under certain circumstances or if the Company fails to meet certain covenants required by the agreements.

  The Company has obtained an independent fair value appraisal of these debt and equity instruments reflecting a fair value allocation of the debt of $10,365,000 and the fair value allocation of the redeemable common stock of $4,635,000. The original issue premium of $365,000 will be accreted as a reduction of interest expense over the term of the debt instrument. Costs of $1,654,000 (including $266,000 representing fair value of warrants issued to financial advisors) have been allocated to the debt and redeemable common stock based upon their fair values. Costs of $511,000 allocated to the redeemable common stock have reduced its book value to $4,124,000. Costs of $1,143,000 allocated to the debt instrument will be amortized to interest expense over the life of the debt instrument using the effective interest method.

  The Company's revolving bank line of credit provides for aggregate maximum borrowings of $750,000 and bears interest at 1% over national prime, (effective rate of 9.25% at September 30, 1998 and 9.5% at December 31, 1997). The line of credit is secured by the Company's Federal and state contract receivables. Payment of dividends is restricted by terms of the Company's revolving credit facility. The revolving bank line of credit matures June 5, 1999.

  The Company refinanced a correctional facility in March 1998 for $1,730,000. The note bears interest at 1.25% over national prime (effective rate of 9.5% at September 30, 1998). The note is secured by a mortgage on one of the Company's correctional facilities. Interest is due monthly on the note with all principal advances and accrued interest due at April 15, 1999. The Company utilized approximately $500,000 of the proceeds to retire existing debt on the correctional facility. The remaining unfunded loan proceeds of $1,225,000 may be drawn by the Company at any time prior to maturity.

  The Company entered into a financing agreement in June 1998 to borrow up to $1,730,000 to construct a new correctional facility. The note bears interest at 1.75% over national prime (effective rate of 10% at September 30, 1998). The note is secured by a mortgage on the correctional facility. Interest is due monthly on the note with all principal advances and accrued interest due at July 5, 1999. The Company has utilized $30,000 of the proceeds as of September 30, 1998. The remaining unfunded loan proceeds of $1,700,000 may be drawn by the Company at any time prior to maturity. Substantially all notes payable and long-term debt has been personally guaranteed by the Company's CEO.


NOTE 3.  CONVERTIBLE DEBENTURES


  The Company completed a private placement of $4,150,000 of convertible debentures on September 12, 1997. The debentures bear interest at 7.5% and mature on September 12, 2007. The debentures may be redeemed by the Company at any time after May, 2001 at 106.5% of principal, declining to 100% at maturity. The debentures are convertible into common stock at $3.00 per share at any time until their maturity. The debenture holders have signed agreements to subordinate the debentures to the $10,000,000 face value note issued on September 16, 1998. The Company redeemed $300,000 of convertible debentures at face value during September 1998.


NOTE 4.  STOCKHOLDERS' EQUITY


  The Company has outstanding 275,100 Class B stock purchase warrants providing for the purchase of the Company's common stock at a price of $6.00 per share. The warrants may be exercised at any time until their expiration at March 26, 1999. The warrants may be redeemed by the Company at any time for $.01 per share, with the exception of certain warrants relating to 1,600 shares of common stock.

  The Company issued 1,000,000 Class C stock purchase warrants in August 1994, in connection with a private placement. The placement provided for 100,000 Class C stock purchase warrants reserved for underwriters. The Company issued an additional 165,000 Class C stock purchase warrants in 1996 and 25,000 Class C stock purchase warrants in 1997. The Company has issued 452,500 shares of common stock upon the exercise of the Class C stock purchase warrants through September 30, 1998. The Company currently has 837,500 Class C stock purchase warrants outstanding, including 100,000 warrants reserved for underwriters.

  The Class C stock purchase warrants provide for the purchase of the Company's common stock at any time until their expiration at December 30, 1999. The exercise price of the class C warrants is $3.19 per share as of September 30,1998. The warrants may be redeemed by the Company upon certain events, for $.01 per share.

  The Company issued 200,000 Class D stock purchase warrants in August 1996, in connection with the acquisition of the El Paso Intermediate Sanction Facility. The Class D stock purchase warrants provide for the purchase of the Company's common stock at any time until their expiration at August 2, 2001. The exercise price of the class D warrants is $4.20 per share as of September 30,1998. The warrants may be redeemed by the Company upon certain events for $.01 per share.

  The Company issued 79,000 Class E stock purchase warrants in September 1997, in connection with the private placement of Convertible Debentures. The Class E stock purchase warrants provide for the purchase of the Company's common stock at a price of $3.00 per share at any time until their expiration at September 12, 2002. The warrants may be redeemed by the Company upon certain events for $.01 per share.

  A 1994 agreement provided for the issuance of an option for the issuance of 750,000 common stock purchase warrants to purchase common stock at $1.50 per share for each dollar of Company debt guaranteed by the Company's CEO. The warrants will have a five year term from the date of issuance.


NOTE 5.  STOCK OPTION PLAN

  The Company adopted a stock option plan (the "Plan") providing for the issuance of 250,000 shares of Class A common stock pursuant to both incentive stock options, intended to qualify under Section 422 of the Internal Revenue Code, and options that do not qualify as incentive stock options
("non-statutory"). The Option Plan was registered with the Securities and Exchange Commission in November 1995. The purpose of the Plan is to provide continuing incentives to the Company's officers, key employees, and members of the Board of Directors. The options generally vest over a four or five-year period with a ten year expiration period. On December 1, 1996, the Company amended its stock option plan, increasing the number of shares available under the Plan to 600,000. There are currently outstanding non-statutory options providing for the issuance of 492,900 shares of Class A common stock at exercise prices ranging from $1.50 to $4.25 per share. Options providing for the issuance of 158,685 shares were exercisable at September 30, 1998.


NOTE 6.  LITIGATION

  The Company is a party to litigation arising in the normal course of business. Management believes that the ultimate outcome of these matters will not have a material effect on the Company's financial condition or results of operations.


NOTE 7.  SIGNIFICANT CONTRACTS

  The Company was awarded a five year contract in March 1998 with the Oklahoma Office of Juvenile Affairs. The contract is to provide services for 80 youthful delinquent male offenders ages 13 to 19. The Company will design, build and operate a new medium security facility to provide for housing, education, program and recreation areas for these offenders. The contract is expected to generate annual revenues of approximately $3,600,000 beginning in the first quarter of 1999. The contract is expected to generate revenues of $18,800,000 over a five year period. The Company will complete the construction of the facility and commence operations under this contract in the first quarter of 1999.

  The Company was awarded a new contract in July 1998 with the Texas Department of Criminal Justice for an additional 200 adult male offenders. The Company will design and construct a new secure facility in El Paso, Texas on land contiguous to the Company's existing 150 bed facility. The contract is expected to generate annual revenues of approximately $2,400,000 beginning in the second quarter of 1999.


NOTE 8.  TERMINATED  ACQUISITION

  The Company terminated its agreement to acquire certain assets of Rebound Programs LLC in July 1998. The agreement was contingent upon criteria that could not be satisfied. The Company incurred costs of approximately $100,000 related to this acquisition. The Company recorded a $100,000 charge in the second quarter of 1998 for these costs.

NOTE 9.  CORPORATE NAME CHANGE

  The Company's Board of Directors approved a corporate name change to Avalon Correctional Services, Inc in July 1998. The Company began conducting business under the new name in July 1998. The name was changed to reflect the Company's focus on the business of private corrections, since all non correctional operations have been divested or are held for sale. The name change is subject to shareholder approval at next year's annual meeting. The amendment of the name change in the articles of incorporation will be made after shareholder approval.

AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations


Liquidity and Capital Resources -

  The Company's business strategy is to focus on the private corrections industry, expanding its operations into additional states through new Federal and state contracts and selective acquisitions. This strategy was implemented in the fourth quarter of 1996. The Company's non correctional operations have been discontinued and all related assets have been sold or are held for sale. The Company's 1998 results of operations include approximately $79,000 of costs related to non correctional facilities held for sale.

  Working capital at September 30, 1998 was $12,162,000 representing a current ratio of 3.92. This compares to working capital of $875,000 and a current ratio of 1.47 at December 31, 1997. The increase in working capital from December 31, 1997 is primarily due to the $15 million private placement of debt and redeemable common stock completed on September 16, 1998. The Company plans to utilize this capital to expand its business through development of new contracts and acquisitions.

  The Company has approximately $14.9 million of cash available for new projects. The Company also has $2.9 million available from lines of credit. The Company believes it has adequate cash reserves and cash flow from operations to meet its current cash requirements. The Company expects current contracts to generate sufficient income to increase cash reserves, while minimizing income taxes through the utilization of tax loss carryforwards. The Company is currently negotiating with financial institutions to obtain additional financing to fund future growth. The Company is also evaluating equity sources of financing. The Company may receive equity from the exercise of stock options, warrants, or conversion of debentures.

  The Company is aware of the risk of computer error in the year 2000. Such error could cause computers to recognize the year 2000 as 1900 and cause the computer to fail in calculation or function. As a result, the Company has reviewed its computer operations and have identified all computers and systems that are not year 2000 compliant (y2k). The Company's primary exposure to y2k problems is in its financial reporting area. The Company has purchased and ordered computer equipment and software to become fully y2k compliant. The cost of this equipment, including testing and implementation to become y2k compliant is expected to be approximately $15,000. The Company will test and implement the new equipment and software before January 1, 1999.

  The Company's major customers are State and Federal correctional agencies. An effort is being made to confirm y2k compliance of each agency and how this may impact the Company. The Company has no reason to believe that its contracts with State and Federal government agencies will have an adverse effect because of y2k compliance.


Results of Operations -

Three Months Ended September 30, 1998 Compared to the Three Months Ended September 30, 1997-

  Total revenues increased by 27% to $1.91 million for the three months ended September 30, 1998 from $1.51 million for the three months ended September 30, 1997. The increase was a result of the acquisition of the Turley Correctional Facility in Tulsa, Oklahoma in October 1997, a new community transition program contract awarded in June 1998 at the Ozark Correctional Facility in Fordland, Missouri, and increased revenues from the Company's El Paso operations.

  Revenues in the third quarter of 1998 were enhanced by the Turley Correctional Facility providing $341,000 of revenues and the Company's El Paso operations providing increased revenues of approximately $66,000 over the third quarter of 1997. The new community transition program contract award beginning in June 1998, accounted for $99,000 of revenues in the third quarter of 1998.

  The Company had a net loss for the three months ended September 30, 1998 of $101,000 or $.03 basic and diluted earnings per share, as compared to a net loss for the three months ended September 30, 1997 of $1,806,000 or $.61 basic and diluted loss per share. The Company's net loss was primarily due to development costs and other administrative expenditures for the Company's growth through development of new projects and acquisitions. The loss in 1997 was primarily the result of an immediate recognition of a discount on convertible debentures issued in the third quarter of 1997.

  Direct operating expenses increased by 31% for the three months ended September 30, 1998 over the three months ended September 30, 1997, primarily as a result of the contract award for the community transition program at Fordland, Missouri, and the acquisition of the Turley Correctional Center in Tulsa, Oklahoma in October 1997. The gross profit margin decreased slightly to 35% for the three months ended September 30, 1998 from 37% for the three months ended September 30, 1997. The majority of the decrease in the gross profit margin was a result of the start up expenditures for the Company's new contract awards.

  Discontinued Operations. The Company made the decision to discontinue all non correctional operations in the fourth quarter of 1996. The Company's strategy is to focus on opportunities in the corrections industry. All actual and expected losses through the first quarter of 1998 were recorded in 1996 and 1997. The Company currently has two non correctional facilities held for sale and anticipates one facility will be sold in 1998. Third quarter 1998 costs related to facilities held for sale were approximately $48,000 and are included in continuing operations.

  Corporate. General and administrative expenses increased to $245,000 for the three months ended September 30, 1998 from $201,000 for the three months ended September 30, 1997. The majority of this increase was a result of increased staffing to manage the Company's development and expansion. The additional costs resulted from the Company's focus on corrections and implementing a strategy for growth through new contracts and acquisitions.

  The increase in interest expense of $89,000 for the three months ended September 30, 1998 over the third quarter of 1997 resulted from interest on the convertible debentures issued in August and September of 1997, and interest expense incurred on the private placement debt issued on September 16, 1998. Immediate amortization of the discount on the convertible debentures in 1997 resulted in a $1.8 million charge to earnings in the third quarter of 1997. Depreciation and amortization expense have increased commensurate with the growth of the correctional operations.


Nine months ended September 30, 1998 compared to the nine months ended September 30, 1997 -

  Net loss for the nine months ended September 30, 1998 was $166,000 or $.05 per share as compared to a loss of $1,889,000 or $.64 per share in 1997. The loss in 1998 was primarily due to the writeoff of certain costs related to a terminated acquisition and development costs incurred to obtain and develop new contracts. The loss in 1997 was primarily the result of an immediate recognition of a discount on convertible debentures issued in the third quarter of 1997.

  Revenues from continuing operations increased by 39% in 1998 or by $1,552,000 compared to 1997. Revenue was $5,578,000 in 1998 compared to $4,026,000 in 1997. Operating expenses from continuing operations increased by $941,000. Both revenue and operating expense increases were primarily a result of the acquisition of the Turley Correctional Facility and a new community transition program contract at the Ozark Correctional Facility in Fordland, Missouri. The gross profit margin increased to 37% for the nine months ended September 30, 1998 from 36% for the nine months ended September 30, 1997.

  General and administrative expenses increased by $205,000 in 1998. This increase was due to staffing and administrative costs associated with the Company's growth plan. Interest expense increased approximately $207,000 due to the interest related to the convertible debentures issued in the third quarter of 1997 and the private placement debt issued on September 16, 1998. Immediate amortization of the discount on the convertible debentures in 1997 resulted in a $1.8 million charge to earnings in the third quarter of 1997. Depreciation and amortization expense have increased commensurate with the growth of the correctional operations.

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

Item 3.       Defaults Upon Senior Securities - None.

Item 4.       Submission of Matters to a Vote of Security Holders - None.

Item 5.       Other Information - None.

Item 6.       a)  Exhibits
                    Exhibit 27.  Financial Data Schedule.

              b)  Reports on Form 8-K -
                    None filed in the third quarter of 1998

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                                   SIGNATURES



  In accordance with the requirement of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    November 12, 1998                 AVALON COMMUNITY SERVICES, INC.



                                           By: /s/ Jerry M.  Sunderland
                                           Jerry M. Sunderland, President



                                           By: /s/ Paul Voss
                                           Paul Voss, Vice President of Finance