Form 10-K
period 1998-12-31
AVALON COMMUNITY SERVICES INC
filed 1999-03-26
CIK 872202

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1998

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from_ to_

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

      Securities registered under Section 12(b) of the Exchange Act: None

                Securities registered under Section 12(g) of the
                                 Exchange Act:

                 Shares of Class A Common Stock, par value $.001
                                (Title of class)

         The issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day: Yes X No ___

         Disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ X ]

         Revenues for continuing operations for the year ended December 31, 1998 were $7,686,000.

         The aggregate market value of voting common stock held by non affiliates was $4,880,375 on March 5, 1999, based on the average high and low prices of such stock as reported by the National Association of Securities Dealers Automated Quotations Systems ("NASDAQ") on that day. As of March 5, 1999, 4,668,138 shares of the issuer's common stock, par value $.001, were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
     Portions  of  the  Proxy   Statements   for  the  1999  Annual  Meeting  of
Shareholders are incorporated by reference in Part III.6

            Transitional Small Business Disclosure Format: Yes_ No X.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS
                            FORM 10-KSB ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1998




                                     PART I
Item                                                                 Page
----                                                                 ----

1.   Description of Business                                           1

2.   Description of Property                                           5

3.   Legal Proceedings                                                 6

4.   Submission of Matters to a Vote of Security Holders               6

                                     PART II

5.   Market for Common Equity and Related
          Stockholder Matters                                          6

6.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          7

7.   Financial Statements                                              9

8.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure                       29

                                    PART III

9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of
          the Exchange Act                                             29

10.  Executive Compensation                                            31

11.  Security Ownership of Certain Beneficial Owners
          and Management                                               31

12.  Certain Relationships and Related Transactions                    31

13.  Exhibits and Reports on Form 8-K                                  31

     Signatures                                                        34

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES


                                     PART I
ITEM 1.  DESCRIPTION OF BUSINESS.

The Company -

     Avalon Community Services, Inc., is an Oklahoma based Corporation owning and operating private correctional facilities. Avalon Community Services, Inc. and its wholly owned subsidiaries ("Avalon" or the "Company") specialize in operating private community correctional facilities and providing intensive correctional programming. Avalon currently operates facilities and manages programs in Oklahoma and Texas, with plans to significantly expand into additional states. Avalon's business strategy is designed to grow the Company into a dominant role as a provider of community correctional services. Avalon's development plan is to expand operations through new state and Federal contracts and selective acquisitions to capitalize on the current rapid growth trends in the private correctional service industry.

     The private correctional services industry growth continues to demand more beds. As of the second quarter 1997, 1.73 million individuals were incarcerated in this country's prisons and jails, an increase of 5.9% from the prior year. The total prison and jail population has grown 6.0% annually during the last five years. It is estimated that the weekly need for new corrections beds remains between 1,500 and 2,000 beds. Avalon contracts with various governmental agencies to provide community corrections operations and services. Studies have documented a 10 to 30 percent savings to government agencies when utilizing private corrections providers to build and operate correctional facilities. Avalon management believes its background and abilities to build and operate correctional facilities and provide correctional programming positions the Company for substantial growth in the corrections industry. The number of adult correctional beds operated by private managers has grown an astounding 2,200% over the past 10 years. According to University of Florida data, approximately 107,000 beds were privately operated at year-end 1997, up from 85,000 at year-end 1996. The number of privately operated corrections beds is projected to triple over the next five years.

     Avalon currently owns and operates 1,185 private corrections beds, including 300 beds currently being constructed. The Company owns and operates three minimum-security correctional facilities (655 beds) in Oklahoma, one medium security juvenile facility (80 beds) in Oklahoma, one medium security correctional facility (150 beds) in Texas, and an additional medium-security correctional facility (300 beds) is currently being constructed in Texas. Avalon believes it is the largest private provider of community correctional services in Oklahoma. The Avalon facilities provide numerous programs for offenders generally serving the last six months of their sentence. Avalon provides contract agencies the basic services relating to the security, detention and care of inmates, and a broad range of rehabilitative programs to reduce recidivism. The provided programming includes substance abuse treatment and counseling, vocational training, work release programs, basic educational programs, job and life skill training, and reintegration services.

     Avalon's management made the decision to divest all non correctional services at the end of 1996 to allow management to focus exclusively on private corrections. Avalon is aggressively developing its private correctional operations through selective acquisitions and responding to requests of governmental agencies.

     Avalon's management made the decision to change the Company name to Avalon Correctional Services, Inc., to reflect the Company's focus on the correctional industry. This name change is subject to approval of the stockholders at the annual meeting.

     Avalon's corporate office is located at 13401 Railway Drive in Oklahoma City, Oklahoma. Avalon's common stock is traded on the NASDAQ SmallCap Market with the symbol "CITY".

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES




Facilities -

     The  following  table  summarizes  certain   information  with  respect  to
facilities and programs managed by Avalon at March 5, 1999.

Facility Name
And Location                        Company Role                  Capacity               Facility/Program Type
---------------------------         ------------------------      -----------            ---------------------

Carver Center,                      Complete Facility             250 Beds               Community  Security
     Oklahoma City, OK              Sighting, Design,                                    Corrections
                                    Construction, Ownership,
                                    and Management

Avalon Correctional Center,         Complete Facility             255 Beds               Community  Security
     Tulsa, OK                      Sighting, Design,                                    Corrections
                                    Construction, Ownership,
                                    and Management

Turley Correctional Center,         1997 Acquisition              150 Beds               Community  Security
     Tulsa, OK                      Complete Facility                                    Corrections
                                    Ownership and
                                    Management

El Paso Intermediate                1996 Acquisition
    Sanction Facility,              Complete Facility             150 Beds               Medium Security
    El Paso, TX                     Ownership and                                        Correctional Facility
                                    Management

Union City Juvenile Center,         Complete Facility             80 Beds                Medium Security Juvenile
    Union City, OK                  Sighting, Design,                                    Facility
                                    Construction, Ownership,
                                    and Management

El Paso Multi Purpose               Complete Facility             300 Beds               Medium Security
    Facility,                       Sighting, Design,                                    Correctional Facility
    El Paso, TX                     Construction, Ownership,
                                    and Management

Avalon Corporate Office,            Corporate Headquarters        N/A                    Administrative
    Oklahoma City, OK


Correctional Services -

     Avalon owns and operates six correctional centers, Carver Center, Avalon Correctional Center, Turley Correctional Center, Union City Juvenile Center, El Paso Intermediate Sanction Facility, and the El Paso Multi Purpose Facility currently being constructed. The correctional centers provide complete correctional administration, correctional officer staffing, housing, food services, vocational assistance, transportation, and rehabilitation services.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES


     Oklahoma. Avalon's contracts with the Oklahoma Department of Corrections extend through June 30, 1999. The contracts with the Oklahoma Department of Corrections are bid every three years. The structure of the Oklahoma contracts is based upon three one year contract periods. Avalon has contracted with the State of Oklahoma pursuant to similar contracts since 1985. The State of Oklahoma's performance under the contracts is subject to annual appropriation by the legislature. Avalon also provides services pursuant to a Federal contract obtained in connection with the acquisition of the Turley Correctional Center in October 1997. The five year contract extends through April 30, 1999.

     Carver Center is a 250 bed minimum security correctional facility located in Oklahoma City, Oklahoma. Carver Center has been expanded from its initial capacity of 25 beds in 1985, to its current capacity of 250 beds to accommodate the increasing needs of the Oklahoma Department of Corrections.

     Avalon Correctional Center is a 255 bed minimum security correctional facility located in Tulsa, Oklahoma. The Avalon Correctional Center was sighted, designed, and constructed by Avalon and opened in July 1995.

     Turley Correctional Center is a 150 bed minimum security correctional facility located in Tulsa, Oklahoma. The Turley Correctional Center was purchased by Avalon in October 1997.

     Union City Juvenile Center is an 80 bed medium security juvenile correctional facility located in Union City, Oklahoma. The Union City Juvenile Center was sighted, designed, and constructed by the Company. Construction of the Union City Juvenile Center was completed and the Center began receiving offenders in February 1999.

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

     The Company was awarded a contract in June 1998 with the Texas Department of Criminal Justice to provide 250 multi-purpose beds in El Paso, Texas. A new 300 bed facility is being constructed adjacent to the existing El Paso Facility and is expected to be completed and operational in the second quarter of 1999.

     Avalon is evaluating additional correctional projects in several states.

Discontinued Operations-

     Avalon previously provided mental health services and assisted living services in Oklahoma and Colorado. Avalon's management made the decision to divest all non correctional services at the end of 1996 to allow management to focus exclusively on private corrections. The remaining assets at December 31, 1998, consists of an investment in one assisted living center which was reclassified as an asset held for sale in 1998. The Company has entertained various offers to sell this investment, and management believes that the facility will be sold in 1999.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES


Competition -

     Corrections. The trend in the United States toward privatization of government services and functions continues to increase as governments have faced continuing pressure to control costs and improve the quality of services. Governmental agencies responsible for the operation of correctional facilities are privatizing and contracting with private providers for services to address these pressures.

     A combination of factors in many states has led to a revamping of the corrections' processes (i.e., decreasing revenues, increasing prison population, litigation arising from substandard prison conditions, and substantial overcrowding) in addition to reallocation of limited prison resources. Private correctional services provide a substantial economic savings allowing the contracting governmental agency to comply with legislative and judicial pressure to improve prison conditions. Privately operated correctional management companies are able to provide high quality services at lower cost. Private correctional facilities operating as contractors for government agencies, pursuant to court order or otherwise, exist in virtually every state.

     Avalon's primary focus is the area of community corrections. Comparable to other corrections sectors, community corrections has experienced substantial growth over the past decade. Community corrections provides services to individuals still in the correctional system and individuals granted parole or sentenced to probation. Offenders are often placed in a community corrections facility for the last six to twelve months of their sentence. Community corrections facilities enable offenders to remain employed and even upgrade their job skills. The inmates also contribute to society by paying taxes, paying court costs, paying victim restitution, and paying for a portion of the cost of their incarceration. Community corrections facilities have the lowest re-imprisonment rate among the various types of incarceration. Community corrections facilities generate revenue for local communities, are more cost effective than building additional jail cells, and help reduce the prison overcrowding problem. The community corrections market segment is estimated at $4 billion annually and includes approximately 5,000 providers.

     Contracts for correctional services are awarded by government agencies and are generally based upon competitive bidding and quality of services provided. Avalon management believes the Company has several competitive advantages in contracting for community correctional services including: a) a fourteen-year history of providing quality services to the Oklahoma Department of Corrections;
b) a geographic location allowing for lower administrative overhead charges when bidding against competitors for regional contracts; c) accreditation by the American Correctional Association since 1990 and certification as a drug and alcohol provider since 1985; and d) a high quality and cost-effective corporate infrastructure for management, marketing, financial management, financial reporting, quality assurance, and providing support services.

     Avalon  has  developed  a  broad  range  of  programs  designed  to  reduce recidivism, including substance abuse treatment and counseling, vocational training, work release programs, GED classes, job and life skills training, and reintegration services in addition to providing fundamental residential services for adult inmates. The management services offered by Avalon range from project consulting for the design and development of new correctional facilities, to the complete turnkey development of siting, designing, constructing, and operating correctional facilities. Avalon management believes its experience and success in owning and operating community correctional facilities and providing successful programming will be the basis for becoming the dominant company in the community corrections industry.

     Avalon contracts with the State of Oklahoma to provide services at Carver Center, Avalon Correctional Center, Turley Correctional Center and the Union City Juvenile Center. Avalon also provides services pursuant to a contract with the Federal Bureau of Prisons at Turley Correctional Center. Avalon contracts with West Texas Community Supervision and Correctional Department and with the Texas Department of Criminal Justice Parole Department to provide services in the El Paso Intermediate Sanction Facility. Revenues generated from the Texas contracts during 1998 comprised approximately 26% of total revenues. Revenues from contracts with the Oklahoma Department of Corrections represented 49% of 1998 revenues.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES


Insurance -

     Avalon maintains insurance coverage for general liability, property and contents, automobile physical damage and liability, workers' compensation, and directors and officers. Avalon believes its existing insurance coverage is adequate.

Regulations -

     Avalon's adult correctional facilities in Oklahoma are accredited by the American Correctional Association ("ACA"), an independent organization comprised of professionals in the corrections industry. The ACA utilizes compliance audit teams to rigorously examine all aspects of the Company's facilities and operations. The Company recognizes the importance of maintaining high quality management and operations at its facilities. Accreditation is generally granted for a three-year period. Carver Center has been accredited since 1990 and is currently accredited through 1999. Avalon Correctional Center was accredited in 1996 and is accredited through 1999. Turley Correctional Center was accredited in 1997 and is accredited through 2000. The application for accreditation of the Union City Juvenile Center will be submitted during 1999.

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

Employees -

     At February 23, 1999, Avalon had approximately 261 full-time employees, including directors and officers. Avalon has not experienced a work stoppage, and management considers its employee relations to be good.

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

     Avalon Correctional Center is a 255 bed minimum security correctional facility located on approximately two acres of land in Tulsa, Oklahoma. The construction of the approximately 36,000 square foot facility was completed and opened by the Company in July 1995. The Avalon Correctional Center was sighted, designed, and constructed by the Company.

     Turley Correctional Center is a 150 bed minimum security correctional facility located in Tulsa, Oklahoma. The facility is located on a thirty-five acre tract of land and includes seven buildings. The Turley Correctional Center was purchased by the Company in October 1997.

     El Paso Intermediate Sanction Facility is a 150 bed medium security correctional facility located on seven acres of land in El Paso, Texas. The facility was constructed as an intermediate sanction facility. The 36,000 square foot facility was purchased by the Company in 1996.

     Union City Juvenile Center is an 80 bed medium security juvenile correctional facility located on 20 acres of land in Union City, Oklahoma. Construction of the 45,000 square foot facility was completed and the Center began receiving offenders in February 1999. The Union City Juvenile Center was sighted, designed, and constructed by the Company.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES


     El Paso Multi Purpose Facility is a 300 bed medium security correctional facility being constructed on seven acres of land purchased in 1998 in El Paso, Texas. The 54,000 square foot facility is scheduled for completion in the second quarter of 1999.

     Avalon Corporate Office is located in Oklahoma City, Oklahoma, in a commercial building at 13401 Railway Drive, Oklahoma City, Oklahoma 73114. The Company owned building contains approximately 21,000 square feet of warehouse space including approximately 8,000 square feet of office space.

     Substantially  all property owned by Avalon is pledged as collateral on the
Company's  credit  facilities.   See  Note  6  to  the  Consolidated   Financial
Statements.


ITEM 3.  LEGAL PROCEEDINGS.

     Avalon is a party to litigation arising in the normal course of business. Management believes that the ultimate outcome of these matters will not have a material effect on Avalon's financial condition or results of operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of Avalon's stockholders during the quarter ended December 31, 1998.


                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Avalon's common stock trades on the NASDAQ SmallCap Market with the symbol "CITY". The following table reflects the range of high and low sales prices, as reported by the National Quotation Bureau for each quarterly period during 1998 and 1997. The prices represent inter-dealer prices, without retail mark up, mark down, or commission and may not represent actual transactions. Trading in Avalon's common stock is limited and may not be an indication of the value of the common stock.

Quarterly Period Ended                High                       Low
-------------------------------------------------------------------------
March 31, 1997                        5 1/2                      3 15/16
June 30, 1997                         4 7/8                      3 1/2
September 30, 1997                    5                          3 7/8
December 31,1997                      5 5/16                     3 3/4
March 31, 1998                        4 3/4                      3 7/8
June 30, 1998                         4 11/16                    3 7/8
September 30, 1998                    4 1/4                      3 1/4
December 31, 1998                     4                          2 3/4

     Avalon had approximately 830 holders of record of its common stock as of March 5, 1999. No dividends were declared during 1998 and 1997. Avalon's Board of Directors presently intends to retain all earnings in the foreseeable future for use in Avalon's business. Payment of dividends on the Common Stock is restricted by certain credit facilities.

     The average high and low price for the Common Stock, as reported on the NASDAQ SmallCap Market System was $2.50 per share on March 5, 1999.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources -

     The Company's business strategy is to focus on the private corrections industry, expanding its operations into additional states through new Federal and state contracts and selective acquisitions. The successful implementation of the Company's growth plan has created the need for additional capital and financing. The Company has been successful in securing $37 million of new capital and credit facilities since September 1997.

     Working capital at December 31, 1998 was $8,643,000 representing a current ratio of 3.04:1, compared to working capital of $875,000 and a current ratio of 1.47:1 at December 31, 1997. The increase in working capital from December 31, 1997 is primarily due to the $15 million private placement completed September 16, 1998. Capital expenditures were $5.0 million in 1998, compared to $2.3 million in 1997. The capital expenditures consist primarily of construction costs for the Union City Juvenile Center completed in February 1999, and the construction of the El Paso Multi Purpose Facility scheduled for completion in the second quarter of 1999.

     The Company issued $4.15 million of convertible subordinated debentures in 1997 through a private placement. The debentures bear interest at 7.5% per annum and mature in 2007. The debentures can be converted into the Company's common stock at $3.00 per share at any time prior to their maturity. The debentures proceeds were utilized to complete an acquisition and provide capital for new contracts and acquisitions. The Company acquired the Turley Correctional Center in Tulsa, Oklahoma in October 1997. The purchase price of approximately $1.4 million was funded with debenture proceeds.

     The Company had approximately $11.1 million of cash available for new projects at December 31, 1998. The Company believes it has adequate cash reserves and cash flow from operations to meet its current cash requirements. The Company expects current contracts to generate sufficient income to increase cash reserves, while minimizing income taxes through the utilization of tax loss carryforwards. The Company secured an $18 million senior credit facility with Fleet Capital Corporation in February 1999. The credit facility and available cash balance will enable the Company to expand its operations through acquisitions and development.

     Since the fourth quarter of 1996, all non correctional operations have been discontinued and all related assets have been sold or are being held for sale. Losses associated with discontinued operations and disposal of the related assets in 1997 are reflected as losses from discontinued operations in the Statement of Operations. 1998 earnings include only correctional facility operations, except for $91,000 recorded for losses on facilities held for sale.


Results of Operations -

Year Ended December 31, 1998 Compared to the Year Ended December 31, 1997-

     Total revenues from continuing operations increased by 31% to $7.7 million in 1998 from $5.9 million in 1997. The increase was a result of the a full years operation at the Turley Correctional Facility in Tulsa, Oklahoma acquired in October 1997, a new community transition program contract awarded in June 1998 at the Ozark Correctional Facility in Fordland, Missouri, and increased revenues from the Company's El Paso operations.

     The Company's net loss from continuing operations was $376,000 in 1998 compared to $1,853,000 in 1997. The 1997 loss included a non cash charge of $1,819,000 resulting from a discount on the convertible debentures issued in September 1997. Excluding the effect of the $1,819,000 discount on convertible debentures in 1997, the loss from continuing operations was $34,000.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES



     The Company incurred a net loss in 1998 of $450,000 or $.13 per share, as compared to a net loss in 1997 of $2,581,000 or $.88 per share. The majority (98.7%) of the loss in 1997 resulted from the accounting treatment of a discount from issuance of convertible debentures of $1,819,000, a non cash expense, and a loss of $728,000 from discontinued operations. The discount on the convertible debentures was the result of the market value of the Company's common stock exceeding the conversion price of the debentures at the date the debentures were issued. The debenture discount was accounted for by a charge to expense and credit to paid in capital, resulting in no change of liabilities, cash or net equity.

     Corrections. Operating income, before interest, depreciation, and income taxes, increased approximately 23% in 1998 to $1,449,000 compared to $1,175,000 for 1997. The average daily inmate census increased to 496 in 1998 from 425 in 1997, an increase of 17%. The census increase was a result of a full year of operation at the Turley Correctional Facility in Tulsa, Oklahoma, acquired in October 1997.

     Direct operating expenses increased by 27% in 1998 over 1997, primarily as a result of the full operations in 1997 of the Turley Correctional Facility and the contract award for a community transition program at Fordland, Missouri.

     Discontinued Operations. The Company made the decision to discontinue all non correctional operations in the fourth quarter of 1996. The Company's strategy is to focus on opportunities in the corrections industry. Revenues from discontinued operations were $0 and $50,000, in 1998 and 1997 respectively. The losses on the disposal of assets related to discontinued operations were $0 and $728,000, in 1998 and 1997, respectively.

     Corporate. General and administrative expenses increased in 1998 by 16% to $1,091,000 from $943,000. The majority of this increase was related to increased staffing.

     The increase in interest expense of $475,000 in 1998 resulted from a full year interest on the convertible debentures issued in September 1997, and interest on the $10,000,000 subordinated note placed in September 1998.

     The Company is aware of the risk of computer error in the year 2000. Such errors could cause computers to recognize the year 2000 as 1900 and cause the computer to fail in calculation or function. As a result, the Company has reviewed its computer operations and has identified all computers and systems that are not year 2000 compliant (y2k). The Company's primary exposure to y2k problems is in its financial reporting area. The company has purchased and ordered computer equipment and software to become fully y2k compliant. The cost of this equipment, including testing and implementation to become y2k compliant is expected to be approximately $15,000. The Company will test and implement the new equipment and software before July 1, 1999.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES


                                                                           Page
ITEM 7.  FINANCIAL STATEMENTS.                                             ----

Index to Financial Statements:

Report of Independent Certified Public Accountants                          10

Consolidated Balance Sheets                                                 11

Consolidated Statements of Operations                                       12

Consolidated Statements of Stockholders' Equity                             13

Consolidated Statements of Cash Flow                                        14

Notes to Consolidated Financial Statements                                  16

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS






To the Board of Directors of
Avalon Community Services, Inc.

We have audited the accompanying consolidated balance sheets of Avalon Community Services, Inc. and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 17 to the financial statements, during the year ending December 31, 1998, the Company adopted the provisions of Statement of Position 98-5 " Reporting on Costs of Start Up Activities" which changed its method of accounting for deferred development and new facility opening costs.


                                                        GRANT THORNTON, LLP

Oklahoma City,  Oklahoma
February 19, 1999, except
for the second paragraph of
Note 6 and Note 18 as to
which date is February 25, 1999

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                      December 31,

                                                                             1998                       1997
                                                                       ------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                           $    5,181,000            $    1,458,000
   Investment in short term U.S. treasury bills                             5,919,000                       ---
   Short term certificate of deposit                                         ---                        500,000
   Accounts receivable, net                                                 1,348,000                   673,000
   Current maturities of notes receivable                                     322,000                    16,000
   Prepaid expenses and other                                                 100,000                   107,000
                                                                       ------------------------------------------
         Total current assets                                          $   12,870,000            $    2,754,000
                                                                       ------------------------------------------
Property and equipment, net                                            $   13,644,000            $    9,212,000
Notes receivable, net of  current maturities                                      ---                   318,000
Other assets                                                                2,251,000                 1,111,000
                                                                       ------------------------------------------
         Total assets                                                  $   28,765,000            $   13,395,000
                                                                       ==========================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable, accrued liabilities and other                     $    2,026,000            $    1,030,000
   Current maturities of long-term debt                                     2,201,000                   849,000
                                                                       ------------------------------------------
         Total current liabilities                                     $    4,227,000            $    1,879,000
                                                                       ------------------------------------------
Long-term debt, less current maturities                                $   14,348,000            $    5,129,000
                                                                       ------------------------------------------
Convertible debentures                                                 $    3,850,000            $    4,150,000
                                                                       ------------------------------------------
Redeemable Class A Common Stock, $.001 par value
     1,622,448  shares issued and outstanding in 1998                  $    4,124,000            $          ---
                                                                       ------------------------------------------
Stockholders' equity:
      Common Stock - par value $.001;  20,000,000  shares
           authorized; 4,664,598 and 2,982,170 shares issued
           and outstanding in 1998 and 1997, respectively,
           less 1,662,448 and no shares subject to repurchase
           in 1998 and 1997, respectively                              $        3,000            $        3,000

   Preferred stock; par value $.001; 1,000,000
           shares authorized; none issued                                         ---                       ---
   Paid-In capital                                                          6,618,000                 6,189,000
   Accumulated deficit                                                     (4,405,000)               (3,955,000)
                                                                      ------------------------------------------
         Total stockholders' equity                                    $    2,216,000            $    2,237,000
                                                                      ------------------------------------------
         Total liabilities and stockholders' equity                    $   28,765,000            $   13,395,000
                                                                      ==========================================

       These accompanying notes are an integral part of these consolidated financial statements.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                    Year Ended December 31,

                                                               1998                        1997
                                                      ---------------------------------------------
Revenues                                              $       7,686,000         $         5,878,000
Costs and expenses:
   Direct operating                                           4,692,000                   3,698,000
   General and administrative                                 1,091,000                     943,000
   Development costs                                            336,000                      62,000
   Losses from property held for sale                            91,000                         ---
   Depreciation and amortization expense                        628,000                     460,000
   Discount on convertible debentures                               ---                   1,819,000
   Interest expense                                           1,224,000                     749,000
                                                      ---------------------------------------------
Loss from continuing operations
     before income tax expense                        $        (376,000)        $        (1,853,000)
   Income tax expense                                               ---                         ---
                                                      ---------------------------------------------
Loss from continuing operations                       $        (376,000)        $        (1,853,000)
                                                      ---------------------------------------------
Discontinued operations:
   Loss on disposal, net of income tax benefit of
     $0 and 1997                                      $             ---         $          (728,000)
                                                      ---------------------------------------------
         Loss from discontinued operations            $             ---         $          (728,000)
                                                      ---------------------------------------------
Net Loss before cumulative effect of
     change in accounting principles                  $        (376,000)        $        (2,581,000)
                                                      ---------------------------------------------
Cumulative effect of change in
     accounting principles                            $         (74,000)        $               ---
                                                      ---------------------------------------------

Net loss                                              $        (450,000)        $        (2,581,000)
                                                      =============================================


Basic and diluted loss per share:
   Continuing operations                              $           (0.11)        $             (0.63)
   Discontinued operations                                          ---                       (0.25)
   Cumulative effect of change in
      accounting principles                                       (0.02)                        ---
                                                      ---------------------------------------------
         Net loss per share:                          $           (0.13)        $             (0.88)
                                                      =============================================
Weighted average number of common
   shares outstanding, basic and diluted                      3,499,403                   2,935,369
                                                      =============================================

        The accompanying notes are an integral part of these consolidated financial statements.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                             Common Stock
                                                                                                   Total
                                    Class A     Class A   Class B      Paid-In    Accumulated   Stockholders'
                                    Shares      Amount     Shares      Capital      Deficit        Equity
                                ------------------------------------------------------------------------------
Balance, January 1, 1997           2,927,135    $ 3,000   3,410,000  $ 4,066,000  $ (1,374,000)  $ 2,695,000
Net loss                                 ---        ---         ---          ---    (2,581,000)   (2,581,000)
Stock options exercised               22,035        ---         ---       36,000           ---        36,000
Class B shares retired                   ---        ---  (3,410,000)         ---           ---           ---
Issuance of warrants                     ---        ---         ---      158,000           ---       158,000
Discount on issuance of
    convertible debentures               ---        ---         ---    1,819,000           ---     1,819,000
Warrants exercised, net of
    issuance costs                    33,000        ---         ---      110,000           ---       110,000
                                ------------------------------------------------------------------------------
Balance, December 31, 1997         2,982,170    $ 3,000         ---  $ 6,189,000  $ (3,955,000)  $ 2,237,000

Net loss                                 ---        ---         ---          ---      (450,000)     (450,000)
Stock options exercised               17,480        ---         ---       29,000           ---        29,000
Issuance of warrants                     ---        ---         ---      266,000           ---       266,000
Issuance of redeemable
    common stock                   1,622,448        ---         ---          ---           ---           ---
Warrants exercised, net of
    issuance costs                    42,500        ---         ---      134,000           ---       134,000
                                ------------------------------------------------------------------------------
Balance, December 31, 1998         4,664,598    $ 3,000         ---  $ 6,618,000  $ (4,405,000)  $ 2,216,000
                                ==============================================================================















        The accompanying notes are an integral part of these consolidated financial statements.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                           Year ended December 31,

                                                                       1998                    1997
                                                                  ----------------------------------------
OPERATING ACTIVITIES:
  Net loss                                                        $     (450,000)       $     (2,581,000)
  Adjustments to reconcile net loss to
     net cash provided by (used for) operating activities
       Amortization of discount on investments                           (47,000)                    ---
       Depreciation and amortization                                     628,000                 460,000
       Amortization of debt issue costs                                   55,000                     ---
       Discount on convertible debentures                                    ---               1,819,000
       Loss  on sale of property                                          18,000                  71,000
       Write down of property                                             17,000                  59,000
       Cumulative effect of change in accounting principles               74,000                     ---
       Changes in operating assets and liabilities:
         Decrease (increase) in -
           Accounts receivable                                          (675,000)               (331,000)
           Due to / from  affiliates                                     (97,000)                120,000
           Prepaid expenses and other assets                               7,000                  40,000
           Increase (decrease) in accounts payable and other            (335,000)                609,000
                                                                  ----------------------------------------
  Net cash provided by operations                                 $     (805,000)       $        266,000

                                                                  ----------------------------------------

INVESTING ACTIVITIES:
  Purchase of short term investments                              $   (5,872,000)       $       (500,000)
  Proceeds from maturity of certificate of deposit                       500,000                     ---
  Capital expenditures                                                (3,737,000)               (941,000)
  Payment for purchase of business                                           ---              (1,400,000)
  Funding of note receivable                                              (4,000)                (25,000)
  Proceeds from payments on notes receivable                              16,000                   1,000
  Proceeds from disposition of property                                   16,000                  45,000
  Proceeds from disposition of discontinued operations                   280,000                 151,000
                                                                  ----------------------------------------
  Net cash used in investing activities                           $   (8,801,000)       $     (2,669,000)
                                                                  ----------------------------------------






























        The accompanying notes are an integral part of these consolidated financial statements.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW





                                                                            Year ending December 31,

                                                                        1998                     1997
                                                                  ----------------------------------------
FINANCING ACTIVITIES:
  Proceeds from convertible debenture issue                       $          ---        $      4,150,000
  Proceeds from borrowing                                             16,515,000               5,210,000
  Repayment of borrowing                                              (6,532,000)             (5,612,000)
  Payment of debt issue costs                                         (1,452,000)                    ---
  Proceeds from warrant and option exercise                              163,000                 146,000
  Payment of warrant & debenture issue costs                                 ---                (346,000)
  Proceeds from issuance of Redeemable Common Stock                    4,635,000                     ---
                                                                  ----------------------------------------
Net cash provided by  financing activities                        $   13,329,000        $      3,548,000
                                                                  ----------------------------------------


Net increase in cash
  and cash equivalents                                            $    3,723,000        $      1,145,000
                                                                  ----------------------------------------

 Cash and cash equivalents,
  beginning of period                                             $    1,458,000        $        313,000
                                                                  ----------------------------------------
 Cash and cash equivalents
  end of period                                                   $    5,181,000        $      1,458,000
                                                                  ========================================


SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
         Interest                                                 $    1,286,000        $        668,000
         Income taxes                                                        ---                     ---



Non cash investing and financing activities:

     The Company has approximately $1,231,000 relating to construction costs, and $100,000 relating to debt issue costs financed through accounts payable at December 31, 1998. During 1998, the company issued warrants of approximately $266,000 in exchange for financial advisory services.






        The accompanying notes are an integral part of these consolidated financial statements.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEARS ENDED 1998 AND 1997



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business -

     Avalon Community Services, Inc. (the "Company" or "Avalon") is an Oklahoma based corporation specializing in operating private community correctional facilities and providing intensive correctional programming. The Company currently operates in Oklahoma and Texas with plans to significantly expand into additional states. The Company owns and operates 1,185 private corrections beds including 300 beds currently being constructed.

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

Investments -

     The Company accounts for certain investments in debt securities in the following manner. Debt securities that the Company has a positive intent and ability to hold to maturity are classified as held-to-maturity securities and are reported at amortized cost. Debt securities that are bought and held principally for the purpose of selling in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Debt securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses, net of tax effects, excluded from earnings and reported in other comprehensive income. The Company has classified its entire debt securities portfolio as held-to-maturity securities.

     Declines in the fair value of individual securities below cost or amortized cost that are other than temporary result in write-downs included in earnings. The specific identification method is followed in determining the cost of securities sold.

Concentrations of Credit Risk -

     Financial instruments potentially subjecting the Company to concentrations of credit risk consist principally of temporary cash investments, accounts receivable and notes receivable. The Company places its temporary cash investments with high credit quality financial institutions and money market funds and limits the amount of credit exposure to any one institution or fund. The Company had a significant portion of its cash equivalents in United States treasury bills at December 31, 1998. Concentrations of credit risk with respect to accounts receivable are limited due to the fact that a significant portion of the Company's receivables are from state governments. Approximately 75% and 44% of total accounts receivable at December 31, 1998 and 1997, respectively, were

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEARS ENDED 1998 AND 1997



due from the Oklahoma Department of Corrections. The Company maintains an allowance for doubtful accounts for potential credit losses. The allowance for doubtful accounts at December 31, 1998 and 1997 was $9,000 and $8,000, respectively. Actual bad debt expenses have not been material. Credit risk on a note receivable by the Company is partially mitigated by the collateralization of the note by second lien on real estate.

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

           Buildings and Improvements                     40 Years
           Furniture and Equipment                    5 to 7 Years
           Transportation Equipment                  3 to 15 Years


     Impairment losses are recorded on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. Impairment losses are recognized based upon the estimated fair value of the asset when required.

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

Deferred Development Costs -

     Prior to 1998, development costs that could be directly associated with an anticipated contract were capitalized, and, if the recoverability from that contract was probable, they were deferred until the anticipated contract had been awarded. The development costs of sucessful proposals were deferred and amortized over the anticipated life of the contract (including option and renewal periods), while costs of unsuccessful or abandoned contracts were charged to expense when their recovery was not considered probable. Facility costs were incurred (after a contract is awarded) in connection with the opening of new facilities under the contract, and were capitalized from the date of award until commencement of operations and amortized on a straight-line basis over the term of the contract. As of January 1, 1998, the Company, pursuant to Statement of Position 98-5 "Reporting on the Costs of Start Up Activities", expensed development and new facility opening costs.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEARS ENDED 1998 AND 1997



Net Loss Per Common Share -

     Basic loss per share has been computed on the basis of weighted average shares outstanding during each period. Diluted loss per share is the same as basic loss per share because the assumed exercise of options and warrants (Note
9), the assumed redemption of 1,622,448 shares of common stock (Note 6), and the conversion of debentures (Note 7), would be anti-dilutive.

Reclassifications-

     Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation.


NOTE 2.  INVESTMENTS

     The amortized cost of debt securities, together with thier estimated fair value, are summarized as follows as of December 31, 1998.


                                    Cost /                Gross                Gross
                                   Amortized            Unrealized           Unrealized              Estimated
    Type of Investment               Cost                 Gains                Losses               Fair Value
--------------------------      ---------------       --------------      ----------------        ---------------
U.S. Treasury Bills                 $ 5,919,000            ---                  ---                   $ 5,919,000


     At December 31, 1998, the entire investment in U.S. treasury bills are due within one year. The Company had no sale or maturities of investments during 1998 or 1997.



NOTE 3.  PROPERTY AND EQUIPMENT

     The elements of property and equipment and related accumulated depreciation as of December 31, 1998 and 1997 are as follows:


                                                            Accumulated
                                          Cost              Depreciation
                                     -------------------------------------
December 31, 1998:
     Land                           $   1,388,000          $        ---
     Buildings and Improvements         7,586,000               758,000
     Furniture and Equipment              933,000               533,000
     Transportation Equipment           1,086,000               258,000
     Construction in Progress           4,200,000                   ---
                                    -------------          ------------
                                     $ 15,193,000          $  1,549,000
                                    =============          ============

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEARS ENDED 1998 AND 1997



                                                           Accumulated
                                      Cost                 Deprciation
                                    -----------------------------------
December 31, 1997:
    Land                            $   1,092,000          $        ---
   Buildings and Improvements           7,544,000               513,000
   Furniture and Equipment                784,000               424,000
   Transportation Equipment               883,000               154,000
                                    -------------          ------------
                                    $  10,303,000          $  1,091,000
                                    =============          ============



NOTE 4.  ACCOUNTS PAYABLE, ACCRUED LIABILITIES AND OTHER

     The elements of accounts payable, accrued liabilities and other as of December 31, 1998 and 1997 are as follows:


                                                    1998             1997
                                             -----------------------------------


     Trade accounts payable                   $ 1,450,000            $   303,000
     Accrued interest payable                     154,000                140,000
     Accrued salary and benefits                  168,000                115,000
     Discontinued operations liabilities              ---                157,000
     Other accrued liabilities                    254,000                315,000
                                             ------------           ------------
                                              $ 2,026,000            $ 1,030,000
                                             ============           ============




NOTE 5.  CORRECTIONAL CONTRACTS


     The Company contracts with various governmental agencies to provide correctional services. The contracts generally specify for the Company to provide correctional services including complete residential services and programming in the Company's facilities ("Residential Services") or specified correctional programming services in the governmental agency's facilities ("Programming Services"). Compensation paid to the Company for Residential Services is generally based on a per person, per day basis. Compensation paid to the Company for Programming Services is generally based upon the units of service provided. Contract revenues from significant contracts as a percentage of total Company revenue for the years ending December 31, are as follows:

                                                       1998          1997
                                                    -----------   -----------

Oklahoma Department of Corrections                      49%           52%

West Texas Community Supervision and Corrections        18%           31%

Missouri Department of Corrections                      13%           ---

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEARS ENDED 1998 AND 1997



     The Company has a fifteen (15) year Residential Services contract with West Texas Community Supervision and Corrections Department and a four year Residential Services contract with the Texas Department of Criminal Justice Parole Department to provide correctional services in El Paso, Texas extending through August 31, 2011 and August 31, 1999, respectively. The Company's current Residential Services contracts with the Oklahoma Department of Corrections extend through June 30, 1999. The Company has a Programming Services contract with the State of Missouri extending through February 28, 1999.



NOTE 6.  LONG-TERM DEBT

     Long-term debt consists of the following:


                                                                      December 31,
                                                                 1998            1997
                                                            ------------------------------
Revolving bank line of credit,
  collateralized by accounts
  receivable,  with  interest at
  1% over  prime  (effective  rate
  of  9.25% at December 31, 1998);
  due June 1999                                             $     724,000    $     167,000

Notes payable to banks, collateralized by
  equipment due in installments through
  July 1999 with interest at 7.99%.                                 2,000           89,000

Notes payable to banks, collateralized
  by transportation equipment, due in
  installments through March 2012
  with interest ranging from 4.90% to 9.49%.                      676,000          621,000

Notes payable to banks, collateralized
  by land, buildings and improvements
  due in installments due in installments
  through June 2012 with interest
  ranging from 8.95% to 11%.                                    4,631,000        4,941,000

Note payable to an individual, uncollateralized,
  with interest at 8.5%, due in full April 1999.                  160,000          160,000

Note payable to an investment company, unsecured
  with interest at 12.5%, due in four installments
  beginning in 2005, including original issue premium          10,356,000              ---
                                                            -------------    -------------
                                                            $  16,549,000    $   5,978,000
Less - current maturities                                   $   2,201,000    $     849,000
                                                            -------------    -------------
                                                            $  14,348,000    $   5,129,000
                                                            =============    =============

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEARS ENDED 1998 AND 1997



     The Company completed a senior credit facility with Fleet Capital Corporation on February 25, 1999. The Company utilized existing cash reserves in February 1999 to retire $5,053,000 in existing indebtedness upon the completion of the senior credit facility. The aggregate maturities of long-term debt for each of the next five years after the retirement of indebtedness are as follows:
1999: $537,000;  2000: $404,000;  2001: $436,000; 2002: $468,000; 2003: $495,000
and $14,206,000 thereafter.

     The Company completed a $15,000,000 private placement of debt and equity with an investment company on September 16, 1998. Pursuant to the terms of the agreement, the Company tendered an unsecured subordinated note with a face value of $10,000,000 bearing interest of 12.5% with interest payable in quarterly installments until December 31, 2005, when the first of four quarterly principal installments are due. The Company also tendered 1,622,448 shares of redeemable common stock to the investment company. These shares are subject to repurchase by the Company, at the holders option, after five years from the date of issuance at the fair value as defined in the agreement under certain circumstances if the Company is unable to meet certain covenants required by the agreement. The financial covenants require the Company, among other things, to maintain certain earnings and debt coverage ratios.

     The Company obtained an independent fair value appraisal of the debt and equity instruments reflecting a fair value allocation of the debt of $10,365,000 and the fair value allocation of the redeemable common stock of $4,635,000. The original issue premium of $365,000 will be accreted as a reduction of interest expense over the term of the debt instrument. Debt issue costs of $1,654,000 (including $266,000 representing the fair value of warrants issued to financial advisors) has been allocated to the debt and redeemable common stock based upon their fair values. Costs of $511,000 allocated to the redeemable common stock have reduced its book value to $4,124,000. Costs of $1,143,000 allocated to the debt instrument are included in other assets and amortized to interest expense over the life of the debt instrument using the effective interest method.


NOTE 7.  CONVERTIBLE DEBENTURES

     The Company completed a private placement of $4,150,000 of convertible debentures on September 12, 1997. The convertible debentures bear interest at 7.5% and mature on September 12, 2007. The convertible debentures may be redeemed by the Company at any time after May, 2001 at 106.5% of principal, declining to 100% at maturity. The convertible debentures are convertible into common stock at $3.00 per share at any time until their maturity. The convertible debenture holders signed agreements to subordinate the debentures to the $10,000,000 face value note issued on September 16, 1998. The Company redeemed $300,000 of convertible debentures at face value in September 1998.



NOTE 8.  STOCKHOLDERS' EQUITY

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

     The Company completed a private placement in August 1994, of 1,000,000 shares of common stock and 1,000,000 Class C stock purchase warrants and an additional 100,000 shares of common stock and 100,000 Class C stock purchase warrants were reserved for underwriters. The Company issued an additional 25,000 and 165,000 Class C stock purchase warrants, respectively, in 1997 and 1996. The Company has issued 452,500 shares of common stock upon the exercise of the Class C stock purchase warrants through December 31, 1998 and has a total of 837,500 Class C stock purchase warrants outstanding.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEARS ENDED 1998 AND 1997



     The Class C stock purchase warrants provide for the purchase of the Company's common stock at any time until their expiration at December 30, 1999. The exercise price of the Class C stock purchase warrants is $3.19 per share as of December 31, 1998. The warrants may be redeemed by the Company upon certain events, for $.01 per share.

     The Company issued 200,000 Class D stock purchase warrants in August 1996, in connection with the acquisition of the El Paso Intermediate Sanction Facility. The Class D stock purchase warrants provide for the purchase of the Company's common stock at any time until their expiration at August 2, 2001. The exercise price of the class D warrants is $4.20 per share as of December 31, 1998. The warrants may be redeemed by the Company upon certain events for $.01 per share.

     The Company issued Class E Warrants to purchase 79,000 shares of Common Stock in September 1997, in connection with the private placement of convertible debentures. The Company recognized $148,000 of cost based upon the difference in the exercise price of the Class E warrants and the current market price of the common stock on the date of issuance. This cost was recorded as debenture issue costs and is classified in other assets on the balance sheet. The debenture issue cost is amortized to expense over the term of the convertible debentures.
 The Class E stock purchase warrants provide for the purchase of the Company's common stock at a price of $3.00 per share at any time until their expiration at August 2, 2001. The warrants may be redeemed by the Company upon certain events for $.01 per share.

     The Company issued 3,900,000 shares of Class B common stock from 1995 to 1997 in connection with the CEO's personal guarantee of debt. Class B shares are voting rights only, are non-transferable and have no liquidation or dividend rights. The Company canceled all Class B common stock and the certificate of designation creating the stock on August 25, 1997, pursuant to a Change of Control Agreement between the Company and the Company's CEO.

     The Company issued 200,539 stock purchase warrants to financial advisors in September 1998, in connection with the $15,000,000 private placement. The stock purchase warrants provide for the purchase of the Company's common stock at any time until their expiration in September 2002. The exercise price of the warrants is $3.75 per share as of December 31,1998. The warrants may be redeemed by the Company upon certain events for $.01 per share. The fair value of the warrants was allocated between the proceeds the debt and equity issues as debt issue cost and a reduction in redeemable common stock.

     A 1994 agreement provided for the issuance of 750,000 common stock purchase warrants to purchase common stock at $1.50 per share for each dollar of Company debt guaranteed by the Company's CEO. The warrants will have a five year term from the date of issuance. Management believes that the warrants had no economic value when granted, and accordingly, no amount has been assigned to such warrants in the financial statements.


NOTE 9.  STOCK OPTION PLAN

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

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEARS ENDED 1998 AND 1997



The options generally vest over a four or five-year period with a ten year expiration period. The Company amended its stock option plan on December 1, 1996, increasing the number of shares available under the Plan to 600,000.
Non-statutory options have been granted providing for the issuance of 492,900 shares of Class A common stock at exercise prices ranging from $1.50 to $4.25 per share. Options providing for the issuance of 216,690 shares were exercisable at December 31, 1998.

     The Company uses the intrinsic value method to account for its stock option plan in which compensation is recognized only when the fair value of each option exceeds its exercise price at the date of grant. Accordingly, no compensation cost has been recognized for the options issued. Had compensation cost been determined based on the fair value of the options at the grant dates, the Company's net loss per share would have been increased to the pro forma amounts indicated below.


                                         1998                          1997
                                  ----------------              ----------------
Net loss
   As reported                       $  (450,000)                 $  (2,581,000)
   Pro forma                            (760,400)                    (2,880,000)
Loss per share, basic and diluted
   As reported                       $     (0.13)                 $       (0.88)
   Pro forma                               (0.22)                         (0.98)

     These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1995. The fair value of each grant is estimated on the date of grant using the Black-Scholes options pricing model with the following weighted-average assumptions used for grants in 1998 and 1997, respectively: no expected dividends; expected volatility of 85% and 85%; riskfree interest rate of 5.9% and 5.8%; and expected lives of ten years.

     The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options with no vesting restrictions and that are fully transferable. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Company's employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. It is management's opinion that the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     A summary of the status of the Company's stock option plan as of December 31, 1998 and 1997, and changes during the years ending on those dates is presented below.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEARS ENDED 1998 AND 1997



                                                       1998                                    1997
                                         ----------------------------------      ---------------------------------

                                                             Weighted                                Weighted
                                                              average                                 average
                                            Shares        exercise price            Shares        exercise price
                                         ---------------- -----------------      ---------------  ----------------
Outstanding at beginning of year           477,330           $   3.11                469,770         $   2.93

   Granted                                  85,830               3.11                 71,400             3.80

   Exercised                               (17,480)              1.67                (22,035)            1.63

   Forfeited                               (52,780)              2.95                (41,805)            3.02
                                          ----------         ---------              ----------       ---------
Outstanding at end of year                 492,900               3.18                477,330             3.11
Options exercisable at year end            216,690               2.64                 83,850             1.71
                                          ----------         ---------              ----------       ---------
Weighted average fair value of
    options granted during the year                          $   3.29                                $   3.00
                                                             =========                               =========



     The following table summarizes information about fixed-price stock options outstanding at December 31, 1998:


                                              Options outstanding                          Options exercisable
                                --------------------------------------------------    -------------------------------

                                                      Weighted         Weighted                          Weighted
                                   Number             average          average           Number          average
                                outstanding at       remaining         exercise        exercisable       exercise
                                  12/31/98        contractual life      price          at 12/31/98        price
                                ----------------  ------------------ -------------    ---------------  --------------
Range of exercise prices
   $1.50 to $2.25                  164,400              6.63            $ 1.70           125,065          $ 1.69
   $3.75 to $4.25                  328,500              7.85              3.92            91,625            3.92
                                ----------------  ------------------ -------------    ---------------  --------------
   $1.50 to $4.25                  492,900                                               216,690
                                   =======                                               =======


NOTE 10.  ACQUISITIONS AND CONTRACT AWARDS

     The Company acquired the Turley Correctional Facility in Tulsa, Oklahoma on October 2, 1997. The Turley Correctional Facility is a 150 bed adult residential community corrections facility located on approximately thirty-five acres of real estate. The acquisition was accounted for under the purchase method of accounting. The purchase price was approximately $1,400,000 and included approximately $445,000 attributable to specific intangible items. The intangible costs are included in other assets and are being amortized on a straight line method over three to twenty years. Revenues and expenses generated from the facility subsequent to October 1, 1997, are included in 1997 operations. A subsidiary of the Company, Southern Corrections Systems, Inc., has assumed the annual contracts with the Oklahoma Department of Corrections and the Federal Bureau of Prisons.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEARS ENDED 1998 AND 1997



     The following unaudited pro forma summary presents the consolidated results of operations of the Company for the year ending December 31, 1997, as if the business combination had occurred on January 1, 1997.

            Revenues                                    $   6,886,000
            Net Loss                                       (2,592,000)
            Loss per share, basic and diluted           $       (0.88)

     The above amounts are based upon certain assumptions and estimates which the Company believes are reasonable. The pro forma results do not necessarily represent results which would have occurred if the business combination had taken place at the date and on the basis assumed above.

     The Company was awarded a five year contract in March 1998 with the Oklahoma Office of Juvenile Affairs. The contract is to sight, design, build, and operate a facility to provide services for 80 youthful delinquent male offenders ages 13 to 19. The contract is expected to generate monthly revenues of approximately $300,000 beginning in the first quarter of 1999. The contract is expected to generate revenues of $18,800,000 over a five year period. The Company completed construction of the facility and commenced operations under this contract in the first quarter of 1999.

     The Company was awarded a new contract in July 1998 with the Texas Department of Criminal Justice for an additional 200 adult male offenders. The Company has sighted, designed, and begun construction of a new 300 bed secure facility in El Paso, Texas. The contract is expected to generate monthly revenues of approximately $200,000 beginning in the second quarter of 1999.


NOTE 11.  DISCONTINUED OPERATIONS

     The Company discontinued all non correctional operations in the fourth quarter of 1996. Revenues from discontinued operations for 1997 were $50,000. Operating losses from discontinued operations of $535,000 and a loss on disposal of assets utilized in discontinued operations of $193,000 were incurred in 1997. Approximately $541,000 of these losses were recorded in the fourth quarter of 1997.

     The remaining assets at December 31, 1998, consist of an investment of approximately $95,000 in one assisted living center. The Company has entertained various offers and management believes that the facility will be sold in 1999.

     The net assets and liabilities of the discontinued operations included as accounts payable, accrued liabilities and other in the accompanying consolidated balance sheet at December 31, 1997, are as follows:


Assets
  Property and equipment, net                       $     298,000

Liabilities

  Accounts payable and accrued liabilities               (157,000)
  Note payable                                           (298,000)
                                                    --------------
Net liabilities of discontinued operations          $    (157,000)
                                                    ==============

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEARS ENDED 1998 AND 1997



NOTE 12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying values of cash, cash equivalents, investments in U.S. treasury bills and short term certificates of deposit approximate their fair values, due to the short term nature and stability of market interest rates in 1998. The fair values of the Company's debt maturing within one year, the revolving credit facility and other long-term debt approximate the carrying values, due to variable interest rates, the stability of market interest rates in 1998, and the fact that rates on the debt approximate the Company's incremental borrowing rate. The convertible debentures approximate fair value due to the stability of market interest rates in 1998. All the Company's financial instruments are held for purposes other than trading.


NOTE 13.  INCOME TAX

     The difference between the tax basis of assets and liabilities and their financial reporting amounts that give rise to significant portions of deferred income tax assets and liabilities are: assets - net operating loss carry forwards, excess tax basis in property and equipment, and nondeductible accruals and allowances; liabilities, accelerated tax depreciation. The Company has approximately $2,646,000 of net operating loss carry forwards at December 31, 1998, expiring through 2013.

     The following is a reconciliation of the provision for (benefit from) income taxes from continuing operations computed by applying the Federal statutory rate of 34% and the effective income tax rate for the years ended December 31, 1998 and 1997:


                                                                       December 31,

                                                                 1998                 1997
                                                           ----------------     ---------------
Provision for (benefit from) income taxes
   at statutory rate                                       $      (128,000)     $     (630,000)
Nondeductible expenses                                               9,000             624,000
State income taxes                                                 (18,000)            (73,000)
Change in valuation allowance                                      118,000              68,000
Change in prior year estimate                                       19,000              11,000
                                                           ---------------      ---------------
   Total provision for (benefit from) income taxes         $           ---      $          ---
                                                           ===============      ===============

     Deferred tax assets and liabilities are as follows:

Deferred tax assets
   Net operating loss carry forward                        $     1,058,000      $      453,000
   Property & equipment                                                ---             144,000
   Shareholder contributed property                                    ---              46,000
   Nondeductible accruals and allowances                           338,000             214,000
   Other                                                             1,000               1,000
                                                           ---------------      ---------------
                                                           $     1,397,000      $      858,000
Less: Valuation allowance                                  $    (1,058,000)     $     (637,000)
                                                           ---------------      ---------------


                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEARS ENDED 1998 AND 1997




     Deferred tax assets                                   $       339,000      $      221,000
                                                           ----------------     ---------------
Deferred tax liabilities:
   Property and equipment                                  $      (273,000)     $     (155,000)
                                                           ----------------     ---------------
Deferred tax liabilities                                          (273,000)           (155,000)
                                                           ----------------     ---------------
Net deferred tax asset                                     $        66,000      $       66,000
                                                           ================     ===============


     The  valuation  allowance  on tax  assets  increased  $421,000  in 1998 and
$284,000 in 1997, including $396,000 and $68,000 related to continuing operations in 1998 and 1997, respectively. The tax effects of approximately $618,000 of nondeductible expenses relate to the allocation of proceeds from convertible debentures charged to operations in 1997. The increase in valuation allowance for 1998 was a result of an increase in prior year operating losses of $188,000 and increase in the historic tax basis of assets of $63,000


NOTE 14.  RELATED PARTY TRANSACTIONS

     The Company entered into agreements with affiliated entities in 1995 and 1996 to develop and manage two assisted living centers. The Company received a 15% equity interest in each assisted living center and funded start up costs of approximately $357,000 for these centers in 1996. The Company sold one facility in 1997 and plans to sell its remaining interest in one facility during 1999. Facility debt of $1,990,000 was guaranteed by the Company at December 31, 1998.


NOTE 15.  COMMITMENTS AND CONTINGENCIES

     Total lease expense was $58,000 and $57,000 for 1998 and 1997, respectively, under all operating leases. The future minimum lease payments are as follows: 1999 - $48,000, 2000 - $41,000, 2001 - $32,000 , 2002 - $14,000, and
2003 - $4,000.

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

     The Company entered into a construction contract with Oscar J. Boldt Construction for construction of the Union City Juvenile Center in Union City, Oklahoma. The total contract amount is $4,115,000 and the total amount paid to the contractor as of December 31, 1998 is $2,055,000. Construction of the facility was completed in the first quarter of 1999.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEARS ENDED 1998 AND 1997



     The Company entered into a construction contract with C.F. Jordan Commercial L.P. for construction of a 300 bed facility in El Paso, Texas. The total contract amount is $3,960,000 and the amount paid to the contractor as of December 31, 1998 is $298,000. Construction is expected to be completed in the second quarter of 1999.

     Effective September 1, 1998 the Company established a deferred compensation plan for certain officers or key executives of the Company. The plan currently has a monthly committment or $5,400.

     Capitalized interest on construction projects totaled approximately $71,000 for the year ending December 31, 1998.

NOTE 16.  LITIGATION

     The Company is a party to litigation arising in the normal course of business. Management believes that the ultimate outcome of these matters will not have a material effect on the Company's financial condition or results of operations.


NOTE 17.  CHANGE IN ACCOUNTING PRINCIPLE

     During the fourth quarter of 1998 the Company elected to adopt, for all of 1998 and future years, the provision of Statement of Position 98-5 "Reporting on Costs of Start Up Activities". Development and new facility opening costs had been deferred and amortized over the life of the contract prior to January 1, 1998. As a result of the adoption of the new pronouncement, deferred costs of approximately $74,000 were charged to operations and reported as cumulative effect of change in accounting principle, effective January 1, 1998. The effect of the change in 1998 was to increase the net loss before the cumulative effect of change in accounting Principles by approximately $207,000 or $0.06 per share. Pursuant to the pronouncement, presentation of the pro forma effects of retroactive application are not required.


NOTE 18.  SUBSEQUENT EVENTS

     The  Company   completed  a  senior  credit  facility  with  Fleet  Capital
Corporation on February 25, 1999. The four year revolving credit facility will be utilized to finance the expansion of the Company's business.

     The credit facility provides for an $18 million senior revolving debt facility secured by substantially all assets of the Company. The credit facility is subject to a 1/2% unused line fee and interest on outstanding balances at Prime plus .25% to .50% or LIBOR plus 2.0% to 3.0%. The maturity date of the credit facility is February 25, 2003.

     The Company has not needed to utilize the credit facility. Existing cash reserves were utilized to retire debt that was collateralized by assets now pledged pursuant to the credit facility. The Company expects to borrow amounts under the facility in 1999 to finance new projects and acquisitions.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     The Company dismissed Coopers & Lybrand, L.L.P., the Registrant's independent auditors, on February 25, 1997, and appointed the accounting firm of Grant Thornton, LLP as independent accountants for fiscal year ended 1996. The dismissal and appointment were approved by the Board of Directors of the Company. There have been no disagreements with Coopers & Lybrand, L.L.P. or Grant Thornton LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure or any reportable event during the two most recent fiscal years and the three interim periods subsequent to December 31, 1995, and through the date of dismissal.

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


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

MANAGEMENT -

        Name                       Age        Position(s) with the Company
   --------------------            ---    --------------------------------------
   Donald E. Smith ............... 46     Chief Executive Officer, Director
   Jerry M. Sunderland ........... 62     President, Director
   Gary D.  Parsons............... 54     Senior Vice President of Operations
   Tim West ...................... 50     Senior Vice President of Operations
   Randall J.  Wood .............. 40     Corporate Secretary
   Tiffany Smith ................. 30     Vice President of  Corporate
                                          Communications
   Paul D.  Voss ................. 31     Vice President of Finance
   Shawn Sunderland............... 35     Vice President of Business Development
   Robert O. McDonald ............ 60     Director
   Mark S.  Cooley ............... 41     Director
   James A. Wilson ............... 42     Director-elect


Directors and Officers of the Company -

     The following is a brief description of the business experience during the past five years of each of the abovename persons:

     Donald E. Smith is the founder of the Company's corrections operations and has served as the Chief Executive Officer of Avalon and its subsidiaries since their inception. Mr. Smith has owned, managed and developed a number of private corporations since 1985 to provide private corrections, health care and other related services. Mr. Smith received a Bachelor of Science degree in 1974 from Northwestern State College. Mr. Smith was employed by Arthur Andersen & Co. for seven years prior to founding the Company.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES


     Jerry M. Sunderland joined the Company in 1988 and has served as President of Avalon since June 1995. Mr. Sunderland also serves as a Director of Avalon and its subsidiaries. Mr. Sunderland has in excess of 38 years of experience in developing and operating quality programs and facilities for adult offenders. Mr. Sunderland was employed by the Oklahoma Department or Corrections for sixteen years including ten years as warden of maximum security prison. Mr. Sunderland also served as an agent for the Oklahoma State Bureau of Investigation for twelve years. Mr. Sunderland has a Bachelors degree in Sociology and a Masters degree in Corrections.

     Gary D. Parsons joined Avalon as Vice President of Operations in December 1997 and was promoted to Senior Vice President of Operations in February 1999. Mr. Parsons has in excess of 25 years of experience in developing and operating quality programs and facilities for adult offenders. Mr. Parsons was employed by the Oklahoma Department of Corrections for twenty four years. Mr. Parsons is jointly responsible for Avalon's correctional operations, including recruitment and training of personnel, maintaining accreditation by the American Correctional Association, and compliance with contractual requirements. Mr. Parsons received a Bachelors degree in Business Administration and a Masters degree in Business Administration from the University of Central Oklahoma.

     Tim West joined Avalon as Vice President of Operations in May 1998 and was promoted to Senior Vice President of Operations in February 1999. Mr. West has in excess of 25 years of experience designing, developing, and operating correctional institutions. Mr. West is jointly responsible for Avalon's correctional operations, including recruitment and training of personnel, maintaining accreditation by the American Correctional Association, and compliance with contractual requirements. Mr. West has served in numerous capacities in the Texas criminal justice system, most recently as the Senior Warden at the Mark W. Stiles Unit in Huntsville, Texas. Mr. West also served as the project director for the "Michael Prototype" in the Texas prison system. Mr. West received a Bachelors and Masters Degree in Contemporary Corrections from the Institute for Contemporary Corrections and the Behavioral Sciences at Sam Houston University.

     Randall J. Wood joined Avalon in 1995 and serves as Corporate Secretary and General Counsel for the Company. Prior to joining the Company in 1996, Mr. Wood's practice was focused primarily in the field of real property and commercial litigation. Mr. Wood practiced with the firm of Stack & Barnes, P.C. for ten years, and was with the firm of Hammons, Vaught & Conner prior to joining the Company. Mr. Wood is a member of the Oklahoma Bar Association and is authorized in Oklahoma Federal Courts and the Tenth Circuit Court of Appeals. Mr. Wood is responsible for the duties of the Corporate Secretary, management of legal matters, and compliance with government regulations for the Company and its subsidiaries. Mr. Wood received his law degree from the University of Oklahoma in 1983.

     Tiffany Smith joined the Company in 1994 as the Public Information Officer and was promoted to Assistant Corporate Secretary for the Company in 1997 and to Vice President of Corporate Communications in 1999. Ms. Smith served for four years as marketing manager for Eagle Picher Industries, a New York Stock Exchange listed company, prior to joining Avalon. Ms. Smith has developed and is responsible for directing the Company's corporate communications and public relations department and implementing marketing strategies. Ms. Smith is the primary contact for the Company's shareholders and investors. Ms. Smith received a Bachelors Degree in Business Administration, Marketing and Management from Missouri Southern State College. Ms. Smith is the spouse of Donald Smith, Chief Exective Officer.

     Paul D. Voss joined the Company as Vice President of Finance in January 1998. Mr. Voss is primarily responsible for financial reporting and corporate administration for the Company. Mr. Voss was Controller at Magic Circle Energy from 1994 to 1996. Mr. Voss was a senior auditor for Grant Thornton for five years and more recently an accounting manager for Finley & Cook, P.L.L.C. Mr. Voss received a degree in Business Administration from the Angelo State University in 1989.

     Shawn Sunderland joined the Company in 1997 and was promoted to Vice President of Business Development in February 1999. Mr Sunderland has been engaged in the corrections and law enforcement industry for more than 9 years. Mr. Sunderland is responsible for project development including site development, lease negotiation, proposal development, facility design, and program implementation. Mr. Sunderland is the son of Jerry Sunderland, President.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES


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

     Mark S. Cooley was appointed as a Director of Avalon in January 1998. Mr. Cooley is a Principal of Cooley & Company and Pro Trust Equity Partners. Mr. Cooley was with Citicorp and Chemical Bank for twelve years in their Corporate Finance Divisions in New York and Denver. Mr. Cooley received his Bachelors degree in Economics from DePauw University and an MBA in Finance from Indiana University.

     James P. Wilson was appointed as a Director-elect of Avalon in September 1998, subject to shareholder approval at the 1999 annual meeting. Mr. Wilson is a managing partner in the investment firm of Rice, Sangalis, Toole & Wilson. Prior to founding Rice, Sangalis, Toole & Wilson, Mr. Wilson was a vice president with First Texas Merchant Banking Group, and was also an audit manager with Arthur Young & Co. Mr. Wilson received a BBA degree from Texas A&M University, and is a Certified Public Accountant.


ITEMS 10, 11 and 12.

     The information required by these Items has been incorporated by Reference from the Company's definitive proxy statement which will be filed with the Commission not later than 120 days after December 31, 1998.


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

   10.    i       Contract between Southern Correction Systems, Inc. and the
                  Oklahoma Department of Corrections for halfway house services for the year ended June 30, 1999 (13)
          ii      Contract between Southern Corrections Systems, Inc. and the

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES


                  Oklahoma Department of Corrections for public works inmates for the year ended June 30, 1999 (13)
          iii Contract between Southern Corrections Systems, Inc. and the Oklahoma Department of Corrections for halfway house services for the year ended June 30, 1999.(13)
          iv Stock Option Plan adopted by Board of Directors on August 16, 1994 (6)
          v Placement Agent Agreement dated May 15, 1994, between Registrant and Westminster Securities Corporation (6)
          vi Change of Control Agreement between Donald E. Smith and Avalon Community Services, Inc. dated August 25, 1997. (7)
          vii     Employment  Agreement with Donald E. Smith dated August 8,
                  1997. (7)
          viii Employment Agreement with Jerry M. Sunderland dated August 8, 1997 (7)
          ix Letter of Acceptance and Notice of Award dated February 24, 1997 to Avalon Community Services, Inc. from the Missouri Department of Corrections. (7)
          x       Commercial Contract to Buy and Sell Real Estate dated
                  October 2, 1997 between Avalon Community Services, Inc.
                  and Freedom Ranch, Inc.  (9)
          xi Notice of Award dated March 3, 1998 to Southern Corrections Systems, Inc. from the Oklahoma Office of Juvenile Affairs.(11)
          x Contract between Southern Corrections Systems, Inc. and the Texas Department of Criminal Justice dated June 18, 1998. (13)
          xi Financing agreement between Avalon Community Services, Inc. and Rice, Salgalis, Toole and Wilson dated
                  September 16, 1998. (12)
          xii Financing agreement between Avalon Community Services, Inc, and Fleet Capital Corporation dated February 25, 1999. (14)

   16.    i       Letter re: Change in Certified Accountant (8)


    21.   i       Subsidiaries of Registrant (5)

   b)     Reports on Form 8-K.
          i Form 8-K dated October 17, 1997 re: Acquisition of Assets from Freedom Ranch, Inc.
          ii Form 8-K dated March 19, 1998 re: Award from the Oklahoma Office of Juvenile Affairs.
          iii Form 8-K dated October 1, 1998 re: Financing agreement with Rice, Sangalis, Toole & Wilson.
          ix For 8-K dated March 10, 1999 re; Financing agreement with Fleet Capital Corporation.

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

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES


          11) Incorporated herein by reference to the Registrant's Form 8-K dated March 19, 1998.
          12) Incorporated herein by reference to the Registrant's Form 8-K dated October 1, 1998.
          13) Incorporated herein by reference to the Registrant's Form S-2 dated December 2, 1998.
          14) Incorporated herin by reference to the Registrant's 8-K dated March 10, 1999.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            AVALON COMMUNITY SERVICES, INC.


                                            By:    s\  Donald E. Smith
                                               --------------------------
                                            Donald E. Smith
                                            Chief Executive Officer and Director

                                            Dated: March 26, 1999


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:   s\  Donald E. Smith
   ------------------------------
Donald E. Smith
Chief Executive Officer and Director                       Dated: March 26, 1999



By:   s\ Jerry M. Sunderland
   ------------------------------
Jerry M. Sunderland
President and Director                                     Dated: March 26, 1999



By:   s\ Robert O. McDonald
   ------------------------------
Robert O. McDonald
Director                                                   Dated: March 26, 1999



By:   s\ Mark S. Cooley
   ------------------------------
Mark S. Cooley
Director                                                   Dated: March 26, 1999


By:   s\ Paul Voss
   ------------------------------
Paul Voss
Vice President of  Finance                                 Dated: March 26, 1999