Form 10QSB
period 1999-03-31
AVALON COMMUNITY SERVICES INC
filed 1999-05-17
CIK 872202

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999


                         Commission File Number: 0-20307


                         AVALON COMMUNITY SERVICES, INC.
                     (Exact name of small business issuer as
                       specified in its corporate charter)


         Nevada                                     13-3592263
 ------------------------                  ----------------------------
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

                                  Yes X   No ___

As of May 12, 1999, 4,667,838 shares of the issuer's Class A common stock, par value $.001 were issued and outstanding.

         Transitional Small Business Disclosure Format: Yes ___;  No X .

PART I - FINANCIAL INFORMATION
AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                                      March 31,                    December 31,
                                                                         1999                          1998
                                                                   -----------------             ----------------
ASSETS                                                                (Unaudited)
Current assets:
   Cash and cash equivalents                                      $        1,208,000            $       5,181,000
   Restricted cash                                                           748,000                          ---
   Investment in short term U.S. treasury bills                                                         5,919,000
   Accounts receivable                                                     1,604,000                    1,348,000
   Current maturities of notes receivable                                    318,000                      322,000
   Prepaid expenses and other                                                121,000                      100,000
                                                                   -----------------             ----------------
         Total current assets                                              3,999,000                   12,870,000
                                                                   -----------------             ----------------
Property and equipment, net                                               17,301,000                   13,644,000
Notes receivable, net of current maturities                                      ---                          ---
Other assets                                                               2,715,000                    2,251,000
                                                                   -----------------             ----------------
         Total assets                                             $       24,015,000            $      28,765,000
                                                                   =================             ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable, accrued liabilities and other                $          911,000            $       2,026,000
   Current maturities of long-term debt                                      399,000                    2,201,000
                                                                   -----------------             ----------------
         Total current liabilities                                         1,310,000                    4,227,000
                                                                   -----------------             ----------------
Long-term debt, less current maturities                                   12,809,000                   14,348,000
Convertible debentures                                                     3,850,000                    3,850,000

Redeemable Common Stock, $.001 par value
   1,622,448 shares issued and outstanding                                 4,124,000                    4,124,000

Stockholders' equity:
   Common stock:
       Par value $.001; 20,000,000 shares
       authorized; 4,667,838 and 4,664,598 shares
       issued and outstanding, less 1,622,448 shares
       subject to repurchase.                                                  3,000                        3,000

   Preferred stock; par value $.001; 1,000,000
       shares authorized; none issued and outstanding                          ---                          ---
   Paid-In capital                                                         6,626,000                    6,618,000
   Accumulated deficit                                                    (4,707,000)                  (4,405,000)
                                                                   -----------------             ----------------
         Total stockholders' equity                                        1,922,000                    2,216,000
                                                                   -----------------             ----------------
         Total liabilities and stockholders' equity               $       24,015,000            $      28,765,000
                                                                   =================             ================


        The accompanying notes are an integral part of these consolidated financial statements.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                         For the Three Months Ended March 31,

                                                                         1999                         1998
                                                                                                  (See Note 7)
                                                                  ------------------           ------------------
Revenues                                                          $        2,427,000           $        1,807,000
                                                                  -------------------         -------------------
Costs and expenses
   Direct operating                                                        1,505,000                    1,135,000
   General and administrative                                                330,000                      237,000
   Development Costs                                                         222,000                       26,000
   Depreciation and amortization expense                                     185,000                      149,000
   Interest Expense                                                          452,000                      223,000
                                                                  ------------------           ------------------
      Income (loss) from continuing operations
         before income tax expense (benefit)                                (267,000)                      37,000
   Income tax expense (benefit)                                                  ---                          ---
                                                                  ------------------           ------------------
Income (loss) before extraordinary items and
   cumulative effect of change in accounting principles                     (267,000)                      37,000
                                                                  ------------------           ------------------
Cumulative effect of change in accounting principles                             ---                       74,000
Extraordinary loss from early
   retirement of debt                                                         35,000                          ---
                                                                  ------------------           ------------------
Net income (loss)                                                 $         (302,000)          $          (37,000)
                                                                  ==================           ==================

Basic and diluted income (loss) per share:

   Income (loss) before extraordinary loss and
      cumulative effect of change in accounting principles         $           (0.05)          $             0.01
   Cumulative effect of change in accounting principles                          ---                        (0.02)

   Extraordinary loss from early
      retirement of debt                                                       (0.01)                         ---

                                                                  ------------------           ------------------
      Net income (loss) per share:                                $            (0.06)          $            (0.01)
                                                                  ==================           ==================

Weighted average number of common
   shares outstanding, basic and diluted                                   4,665,790                    2,987,678
                                                                  ==================           ==================










        The accompanying notes are an integral part of these consolidated financial statements.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)



                                                                        For the three months ended March 31,

                                                                         1999                         1998
                                                                   -----------------            -----------------
OPERATING ACTIVITIES:
   Net income (loss)                                               $       (302,000)            $        (37,000)
   Adjustments to reconcile net income (loss) to
     net cash used in operating activities
       Depreciation and amortization                                        185,000                      144,000
       Cumulative effect of change in accounting principles                     ---                       74,000
       Amortization of debt issue costs                                      42,000                          ---
       Writeoff of development and acquisition costs                          3,000                       14,000
       Extraordinary loss on early retirement of debt                        35,000                          ---
       Changes in operating assets and liabilities:
         Decrease (increase) in -
          Accounts receivable                                              (159,000)                    (109,000)
          Prepaid expenses and other                                          3,000                       15,000
         Increase (decrease) in accounts payable,
          accrued liabilities and other                                     116,000                     (330,000)
                                                                   -----------------            -----------------
         Net cash used in operating activities                              (77,000)                    (229,000)
                                                                   -----------------            -----------------
INVESTING ACTIVITIES:
   Capital expenditures                                                  (5,140,000)                    (108,000)
   Proceeds from short-term investments                                   5,919,000                          ---
   Proceeds from payments on notes receivable                                 4,000                        3,000
                                                                   -----------------            -----------------
         Net cash provided by (used in) investing activities                783,000                     (105,000)
                                                                   -----------------            -----------------
FINANCING ACTIVITIES:
   Payment of loan fees and deferred costs                                 (637,000)                         ---
   Deposit of escrow funds                                                 (748,000)                         ---
   Proceeds from borrowings                                               1,775,000                    1,583,000
   Repayment of borrowings                                               (5,077,000)                  (1,502,000)
   Proceeds from warrant and option exercise                                  8,000                       58,000
                                                                   -----------------            -----------------
         Net cash provided by (used in)financing activities              (4,679,000)                     139,000
                                                                   -----------------            -----------------
Net Decrease in Cash and Cash Equivalents                                (3,973,000)                    (195,000)
Cash and Cash Equivalents, Beginning of Period                            5,181,000                    1,958,000
                                                                   -----------------            -----------------
Cash and Cash Equivalents, End of Period                           $      1,208,000             $      1,763,000
                                                                   =================            =================






        The accompanying notes are an integral part of these consolidated financial statements.

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Nature of Business -

     Avalon Community Services, Inc. ("the Company" or "Avalon") is an Oklahoma based corporation specializing in operating private correctional facilities and providing intensive correctional programming. The Company currently operates in Oklahoma, Texas, and Colorado with plans to significantly expand into additional states. The Company owns and operates seven community correctional facilities and one juvenile correctional facility.

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

Concentrations of Credit Risk -

     Financial instruments potentially subjecting the Company to concentrations of credit risk consist principally of temporary cash investments, accounts receivable and notes receivable. The Company places its temporary cash investments with high credit quality financial institutions and money market funds and limits the amount of credit exposure to any one institution or fund. The Company had a significant portion of its cash equivalents in United States treasury bills at December 31, 1998. The Company maintains an allowance for doubtful accounts for potential credit losses. The allowance for doubtful accounts at March 31, 1999 and December 31, 1998 was $9,000 and $9,000, respectively. Actual bad debt expenses have not been material. Credit risk on a note receivable is partially mitigated by the collateralization of the note by second lien on real estate.

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

Deferred Development Costs -

     Prior to 1998, development costs that could be directly associated with an anticipated contract were capitalized, and, if the recoverability from that contract was probable, they were deferred until the anticipated contract had been awarded. The development costs of successful proposals were deferred and amortized over the anticipated life of the contract (including option and renewal periods), while costs of unsuccessful or abandoned contracts were charged to expense when their recovery was not considered probable. Facility costs were incurred (after a contract is awarded) in connection with the opening of new facilities under the contract, and were capitalized from the date of award until commencement of operations and amortized on a straight-line basis over the term of the contract. As of January 1, 1998, the Company , pursuant to Statement of Position 98-5 "Reporting on the Costs of Start Up Activities", expensed development and new facility opening costs.

Net Income (Loss) Per Common Share -

     Basic loss per share has been computed on the basis of weighted average shares outstanding during each period. Diluted loss per share is the same as basic loss per share because the assumed exercise of options and warrants, the assumed redemption of 1,622,448 shares of common stock, and the conversion of debentures would be anti-dilutive.

Interim Financial Statements  -

     The consolidated balance sheet as of March 31, 1999 and the statements of operations for the three months ended March 31, 1999 and 1998 are unaudited and, in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the financial position as of such date and the results of operations and cash flows for the periods then ended. All such adjustments are of a normal and recurring nature.

     The financial statements included herein have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the December 31, 1998 Form 10-KSB filing. Footnote disclosures which would substantially duplicate the disclosure contained in the most recent annual report on Form 10-KSB have been condensed or omitted. The results of operations for the three months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the entire year ended December 31, 1999.

NOTE 2.  LONG-TERM DEBT

     Long-term debt consists of the following:


                                                                    March 31,          December 31,
                                                                      1999                 1998
                                                                 ----------------------------------
     Revolving bank line of credit                             $           ---       $       724,000
     Notes payable to banks, collateralized by
       equipment due in installments through
       July 1999 with interest from 7.99% to 8.5%                        1,000                 2,000
     Notes payable to banks, collateralized
       by transportation equipment, due in
       installments through March 2012
       with interest ranging from 4.90% to 9.49%.                      612,000               676,000
     Notes payable to banks, collateralized
       by land, buildings and improvements
       due in installments through June 2012
       with interest ranging from 8.95% to 11%                       2,247,000             4,631,000
     Note payable to an individual, uncollateralized,
       with interest at 8.5%, due in full April 1999                       ---               160,000
     Note payable to an investment company, unsecured
       with interest at 12.5%, due in four installments
       beginning in 2005, including original issue premium          10,348,000            10,356,000
                                                               ---------------       ---------------
                                                                    13,208,000            16,549,000
     Less - current maturities                                         399,000             2,201,000
                                                               ---------------       ---------------
                                                               $    12,809,000       $    14,348,000
                                                               ===============       ===============



     Avalon Community Services Inc. closed a senior credit facility with the Fleet Capital Corporation on February 25, 1999. The new loan is a four year revolving credit facility primarily utilized to finance the expansion of the Company's business.

     The credit facility provides for an $18 million senior revolving debt facility secured by substantially all assets of the Company. The credit facility is subject to a 1/2% unused line fee and interest on outstanding balances at Prime + .25% - .50 % or LIBOR + 2.0 - 3.0%. The maturity date of the credit facility is February 25, 2003.

     Initially, no amounts were extended on the credit facility and the Company utilized existing cash reserves to retire debt that was collateralized by assets now pledged to Fleet Capital under the new agreement.

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

NOTE 4.  STOCKHOLDERS' EQUITY


     The Company's 275,100 Class B stock purchase warrants providing for the purchase of the Company's common stock at a price of $6.00 per share expired March 26, 1999. No Class B warrants were exercised during the quarter ending March 31, 1999.

     The Company issued 1,000,000 Class C stock purchase warrants in August 1994, in connection with a private placement. The placement provided for 100,000 Class C stock purchase warrants reserved for underwriters. The Company issued an additional 165,000 Class C stock purchase warrants in 1996 and 25,000 Class C stock purchase warrants in 1997. The Company has issued 452,500 shares of common stock upon the exercise of the Class C stock purchase warrants through March 31, 1999. The Company currently has 837,500 Class C stock purchase warrants outstanding, including the 100,000 warrants reserved for underwriters.

     The Class C stock purchase warrants provide for the purchase of the Company's common stock at any time until their expiration at December 30, 1999. Anti-dilution provisions of the warrant agreement have reduced the exercise price from $3.50 to $3.19 per share as of March 31,1999. The warrants may be redeemed by the Company upon certain events, for $.01 per share.

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

NOTE 5.  STOCK OPTION PLAN

     The Company adopted a stock option plan (the "Plan") providing for the issuance of 250,000 shares of Class A common stock pursuant to both incentive stock options, intended to qualify under Section 422 of the Internal Revenue Code, and options that do not qualify as incentive stock options
("non-statutory"). The Option Plan was registered with the Securities and Exchange Commission in November 1995. The purpose of the Plan is to provide continuing incentives to the Company's officers, key employees, and members of the Board of Directors. The options generally vest over a four or five-year period with a ten year expiration period. On December 1, 1996, the Company amended its stock option plan, increasing the number of shares available under the Plan to 600,000. There are currently outstanding non-statutory options providing for the issuance of 492,900 shares of Class A common stock at exercise prices ranging from $1.50 to $4.25 per share. Options providing for the issuance of 216,690 shares were exercisable at March 31, 1999.


NOTE 6.  LITIGATION

     The Company is a party to litigation arising in the normal course of business. Management believes that the ultimate outcome of these matters will not have a material effect on the Company's financial condition or results of operations.


Note 7.  CHANGE IN ACCOUNTING PRINICPLES

     During the fourth quarter of 1998 the Company elected to adopt, for all of 1998 and future years, the provision of Statement of Position 98-5 "Reporting on Costs of Start Up Activities". Development and new facility opening costs had been deferred and amortized over the life of the contract prior to January 1, 1998. As a result of the adoption of the new pronouncement, deferred costs of approximately $74,000 were charged to operations and reported as cumulative effect of change in accounting principle, effective January 1, 1998. Pursuant to the pronouncement, the results of operations of the first quarter of 1998 have been restated to show the effect of adoption of the Statement of Position as of January 1, 1998.

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

     Working capital at March 31, 1999 was $2,689,000 representing a current ratio of 3.06:1, compared to working capital of $8,643,000 and a current ratio of 3.04:1 at December 31, 1998. The decrease in working capital from December
31, 1998 is primarily due to construction costs of the Union City Juvenile Facility and the El Paso Multi Purpose Facility. The Union City Juvenile Facility was completed and became operational in the first quarter of 1999, and the El Paso Multi Purpose Facility is scheduled for completion in the second quarter of 1999.

     The Company had approximately $1.2 million of cash available for new projects at March 31, 1999. The Company believes it has adequate cash reserves and cash flow from operations to meet its current cash requirements. The Company expects current contracts to generate sufficient income to increase cash reserves, while minimizing income taxes through the utilization of tax loss carryforwards. The Company secured an $18 million senior credit facility with Fleet Capital Corporation in February 1999. The credit facility and available cash balance will enable the Company to expand its operations through acquisitions and development.



Results of Operations -

Three Months Ended March 31, 1999 Compared to the Three Months
     Ended March  31, 1998-

     Total revenues increased by 35% to $2.43 million for the three months ended March 31, 1999 from $1.81 million for the three months ended March 31, 1998. The increase in revenue can be contributed to an increase of $100,000 from the Turley Correctional Center compared to the period ending March 31, 1998, and $530,000 in revenue from the Union City Juvenile Center. The Union City Juvenile Center commenced operations in the first quarter of 1999.

     The Company had net loss for the three months ended March 31, 1999 of $302,000 or $.06 basic and diluted earnings per share, as compared to net loss for the three months ended March 31, 1998 of $37,000 or $.01 basic and diluted income per share. The Company's net loss for the period ending March 31, 1999 was a result of costs associated with the opening of the Union City Juvenile Center. The Company's net loss for the period ending March 31, 1998 included a $74,000 charge relating to a change in accounting principles.

     Operating income, before interest, depreciation, and income taxes, decreased approximately 11% for the three months ended March 31, 1999 to $371,000 compared to $409,000 for the three months ended March 31, 1998. The slight decrease in operating income was primarily due to costs associated with the opening of the Union City Juvenile Facility. The average daily inmate census increased 8% for the three months ended March 31, 1999 compared to the three months ended March 31, 1998.

     Direct operating expenses increased by 33% for the three months ended March 31, 1999 over the three months ended March 31, 1998, primarily as a result of the commencement of operations at the Union City Juvenile Facility.


     Corporate. General and administrative expenses increased by 39% to $330,000 for the three months ended March 31, 1999 from $237,000 for the three months ended March 31, 1999. The majority of the increase was a result of an increase in staffing.

     The increase in interest expense of $229,000 for the three months ended March 31, 1999 over the first quarter 1998 resulted from interest on the $10,000,000 subordinated note placed in September 1998.

     The Company is aware of the risk of computer error in the year 2000. Such error could casuse computers to recognize the year 2000 as 1900 and cause the computer to fail in calculation or function. As a result, the company has reviewed its computer operations and have identified all computers and systems that are not year 2000 compliant (y2k). The Company's primary exposure to y2k problems is in its financial reporting area. The Company has purchased and ordered computer equipment and software to become fully y2k compliant. The cost of this equipment, including testing and implementation to become y2k compliant is expected to be approximately $15,000. The Company will test and implement the new equipment and software before July 1, 1999.

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

Item 3.      Defaults Upon Senior Securities - None.

Item 4.      Submission of Matters to a Vote of Security Holders - None.

Item 5.      Other Information - None.

Item 6.      a)   Exhibits
                  Exhibit 27.  Financial Data Schedule.

             b)   Reports on Form 8-K -
                  Filed a Form 8-K on March 10, 1999,
                  re: Financing agreement with Fleet Capital Corporation

                AVALON COMMUNITY SERVICES, INC. AND SUBSIDIARIES
                                   SIGNATURES



     In accordance with the requirement of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    May 17, 1999                  AVALON COMMUNITY SERVICES, INC.



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