Form 10-Q
period 1999-06-30
AVALON COMMUNITY SERVICES INC
filed 1999-07-26
CIK 872202

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999


                         Commission File Number: 0-20307


                       AVALON CORRECTIONAL SERVICES, INC.
                     (Exact name of small business issuer as
                            specified in its charter)


        Nevada                                           13-3592263
------------------------                       -----------------------------
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

                                  Yes X    No ___

As of July 25, 1999, 4,670,630 shares of the issuer's Class A common stock, par value $.001, were issued and outstanding.

         Transitional Small Business Disclosure Format: Yes ___; No X .

                         PART I - FINANCIAL INFORMATION
               AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                 June 30,               December 31,
                                                                  1999                     1998
                                                             ---------------          --------------
ASSETS                                                         (Unaudited)
Current assets:
   Cash and cash equivalents                                 $       506,000          $    5,181,000
   Restricted cash                                                   799,000                     ---
   Investment in short term U.S. treasury bills                          ---               5,919,000
   Accounts receivable, net                                        2,271,000               1,348,000
   Current maturities of notes receivable                            290,000                 322,000
   Prepaid expenses and other                                        508,000                 100,000
                                                             ---------------          --------------
        Total current assets                                       4,374,000              12,870,000
                                                             ---------------          --------------
Property and equipment, net                                       27,495,000              13,644,000
Other assets                                                       5,516,000               2,234,000
                                                             ---------------          --------------
        Total assets                                         $    37,385,000          $   28,748,000
                                                             ===============          ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable, accrued liabilities and other           $     1,856,000          $    2,026,000
   Current maturities of long-term debt                              449,000               2,201,000
                                                             ---------------          --------------
        Total current liabilities                                  2,305,000               4,227,000
                                                             ---------------          --------------
Long-term debt, less current maturities                           25,016,000              14,348,000
Convertible debentures                                             3,850,000               3,850,000

Redeemable Common Stock, $.001 par value
   1,622,448 shares issued and outstanding                         4,124,000               4,124,000

Stockholders' equity:
   Common stock:
        Par value $.001; 20,000,000 shares
        authorized; 4,670,630 and 4,664,598 shares
        issued and outstanding, less 1,622,448 shares
        subject to repurchase.                                         3,000                   3,000

   Preferred stock; par value $.001; 1,000,000
        shares authorized; none issued and outstanding                   ---                     ---

   Paid-In capital                                                 6,626,000               6,618,000
   Accumulated deficit                                            (4,539,000)             (4,422,000)
                                                             ---------------          --------------
        Total stockholders' equity                                 2,090,000               2,199,000
                                                             ---------------          --------------
        Total liabilities and stockholders' equity            $   37,385,000          $   28,748,000
                                                             ===============          ==============

                  These accompanying notes are an integral part of these consolidated financial statements.

               AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                               Three Months Ended           Six Months Ended
                                                                     June 30,                   June 30,

                                                               1999           1998         1999          1998
                                                            -----------   -----------   -----------   -----------
Revenues                                                    $ 3,883,000   $ 1,860,000   $ 6,310,000   $ 3,667,000
                                                            -----------   -----------   -----------   -----------
Costs and expenses
   Direct operating                                         $ 2,498,000   $ 1,131,000   $ 4,002,000   $ 2,251,000
   General and administrative                                   335,000       317,000       671,000       567,000
   Development costs                                             94,000       146,000       311,000       186,000
   Depreciation and amortization                                243,000       158,000       428,000       310,000
   Interest expense                                             546,000       212,000       998,000       435,000
                                                            -----------   -----------   -----------   -----------
Income (loss) from continuing operations
   before income tax expense (benefit)                      $   167,000   $  (104,000)  $  (100,000)  $   (82,000)
   Income tax expense (benefit)                                    ---            ---           ---           ---
                                                            -----------   -----------   -----------   -----------
Income (loss) before extraordinary items and
   cumulative effect of change in accounting principles         167,000   $  (104,000)  $  (100,000)  $   (82,000)
                                                            -----------   -----------   -----------   -----------
Cumulative effect of change in accounting principles                ---           ---           ---       (74,000)
Extraordinary loss from early retirement of debt                    ---           ---       (35,000)          ---
                                                            -----------   -----------   -----------   -----------
Net income (loss)                                           $   167,000   $  (104,000)  $  (135,000)  $  (156,000)
                                                            ===========   ===========   ===========   ===========
Basic income (loss) per share:
Income (loss) before extraordinary loss and
   cumulative effect of change in accounting principles     $      0.04   $     (0.03)  $     (0.02)  $     (0.03)

Cumulative effect of change in
   accounting principles                                            ---           ---           ---   $     (0.02)

 Extraordinary loss from early
   retirement of debt                                               ---           ---         (0.01)          ---
                                                            -----------   -----------   -----------   -----------
Net income (loss) per share, basic                          $      0.04   $     (0.03)        (0.03) $      (0.05)
                                                            ===========   ===========   ===========   ===========
Weighted average number of common
   and common equivalent shares outstanding, basic            4,670,630     3,031,360     4,668,000     3,009,963
                                                            ===========   ===========   ===========   ===========

Diluted income (loss) per share:
Income (loss) before extraordinary loss and
   cumulative effect of change in accounting principles     $      0.03   $    (0.03)   $     (0.02)  $     (0.03)

Cumulative effect of change in accounting principles                ---           ---           ---   $     (0.02)

 Extraordinary loss from early
   retirement of debt                                               ---           ---         (0.01)          ---
                                                            -----------   -----------   -----------   -----------
Net income (loss) per share, basic                          $      0.03   $     (0.03)        (0.03)  $     (0.05)
                                                            ===========   ===========   ===========   ===========
Weighted average number of common
and common equivalent shares outstanding, diluted             5,086,000     3,031,360     4,668,000     3,009,963
                                                            ===========   ===========   ===========   ===========

                   The accompanying notes are an integral part of these consolidated financial statements.

               AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)


                                                                        For the six months ended June 30,

                                                                           1999                  1998
                                                                      ---------------      ----------------
OPERATING ACTIVITIES:
   Net loss                                                           $     (135,000)      $       (82,000)
   Adjustments to reconcile net loss to
     net cash provided by (used for) operating activities
      Depreciation and amortization                                          428,000               310,000
      Amortization of debt issue costs                                       104,000                   ---
      Writeoff of development and acquisition costs                            4,000               128,000
      Extraordinary loss on early retirement of debt                          35,000                   ---
      Changes in operating assets and liabilities:
         Decrease (increase) in -
            Accounts receivable                                             (827,000)             (134,000)
            Prepaid expenses and other                                      (409,000)             (179,000)
         Increase (decrease) in accounts payable,
             accrued liabilities and other                                 1,060,000                66,000
                                                                       --------------     -----------------
      Net cash provided by operating activities                       $      260,000       $       109,000
                                                                       --------------     -----------------
INVESTING ACTIVITIES:
   Proceeds from maturity of certificate of deposit                   $          ---               500,000
   Proceeds from sales and maturities of securities                        5,919,000                   ---
   Capital expenditures                                                   (8,125,000)             (536,000)
   Payment for purchase of businesses                                    (10,977,000)                  ---
   Proceeds from payments on notes receivable                                 31,000                 4,000
                                                                      ---------------      ----------------
      Net cash used in investing activities                           $  (13,152,000)      $       (32,000)
                                                                      ---------------      ----------------
FINANCING ACTIVITIES:
   Payment of loan fees and deferred costs                               $  (678,000)      $           ---
   Repayment of borrowings                                                (7,231,000)           (2,874,000)
   Proceeds from borrowings                                               16,118,000             2,914,000
   Proceeds from warrant and option exercise                                   8,000               149,000
                                                                      ---------------      ----------------
      Net cash provided by financing activities                       $    8,217,000       $       189,000
                                                                      ---------------      ----------------
Net increase (decrease) in cash                                       $   (4,675,000)      $       266,000

Cash, beginning of period                                                  5,181,000             1,458,000
                                                                      ---------------      ----------------
Cash, end of period                                                   $      506,000       $     1,724,000
                                                                      ===============      ================





                   The accompanying notes are an integral part
                  of these consolidated financial statements.

               AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Nature of Business -

     Avalon Correctional Services, Inc. ("the Company" or "Avalon") is an Oklahoma based corporation specializing in operating private correctional facilities and providing correctional programming. The Company currently operates in Oklahoma, Texas and Colorado with plans to significantly expand into additional states. The Company owns and operates nine community correctional facilities and one juvenile correctional facility.

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

Revenue Recognition -

     The Company recognizes revenues as services are provided. Revenues are earned based upon the number of inmates on a per diem basis at the Company's correctional facilities. Correctional revenues are received monthly from various governmental agencies and daily from inmates on certain programs.

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

Net Income (Loss) Per Common Share -

     Basic loss per share has been computed on the basis of weighted average shares outstanding during each period. Diluted loss per share for the six months ended June 30, 1999 and 1998 is the same as basic loss per share for each period because assumed exercise of options, warrants and convertible debentures would be anti-dilutive. Diluted income per share for the three months ended June 30, 1999 has been adjusted for dilutive effects of options and warrants that were not anti-dilutive during the three month period.

Interim Financial Statements  -

     The consolidated balance sheet as of June 30, 1999 and the statements of operations for the three months and six months ended June 30, 1999 and 1998 are unaudited and, in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the financial position as of such date and the results of operations and cash flows for the periods then ended. All such adjustments are of a normal and recurring nature.

     The financial statements included herein have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the December 31, 1998 Form 10-KSB filing. Footnote disclosures which would substantially duplicate the disclosure contained in the most recent annual report on Form 10-KSB have been condensed or omitted. The results of operations for the three months and six months ended June 30, 1999, are not necessarily indicative of the results that may be expected for the entire year ended December 31, 1999.

NOTE 2.  LONG-TERM DEBT


    Long-term debt consists of the following:

                                                                            June 30,         December 31,
                                                                             1999               1998
                                                                        -------------       ------------
              Revolving senior line of credit                           $  12,142,000       $    724,000

              Notes payable to banks, collateralized by
                 equipment due in installments through
                 July 1999 with interest from 7.99% to 8.5%                       ---              2,000

              Notes payable to banks, collateralized
                 by transportation equipment, due in
                 installments through March 2012
                 with interest ranging from 1.90% to 9.49%                    683,000            676,000

              Notes payable to banks, collateralized
                 by land, buildings and improvement
                 due in installments through June 2012
                 with interest ranging from 9.75% to 11%                   12,141,000          4,631,000

              Note payable to state government, collateralized
                 by accounts receivable, non-interest bearing,
                 due in installments through August 2007                      158,000                ---

              Note payable to an individual, uncollateralized,
                 with interest at 8.5%, due in full April 1999                    ---            160,000

              Note payable to an investment company, unsecured
                 with interest at 12.5%, due in four installments
                 beginning in 2005, including original issue premium       10,341,000         10,356,000
                                                                        -------------       ------------
                                                                           25,465,000         16,549,000
              Less - current maturities                                       449,000          2,201,000
                                                                        -------------       ------------
                                                                        $  25,016,000       $ 14,348,000
                                                                        =============       ============

     Avalon Correctional Services Inc. closed a senior credit facility with the Fleet Capital Corporation on February 25, 1999. The new loan is a four year revolving credit facility primarily utilized to finance the expansion of the Company's business.

     The credit facility provides for an $18 million senior revolving debt facility secured by substantially all assets of the Company. The credit facility is subject to a 1/2% unused line fee and interest on outstanding balances at Prime + .25% to .50 % (currently at 8.25%) or LIBOR + 2.0 to 3.0%. The maturity date of the credit facility is February 25, 2003.

     Initially, no amounts were extended on the credit facility and the Company utilized existing cash reserves to retire debt that was collateralized by assets now pledged to Fleet Capital under the new agreement. Two acquisitions were completed through the use of the credit facility in the second quarter of 1999. The balance on the revolving credit facility at June 30, 1999 was $12,142,000.

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


NOTE 4.  STOCKHOLDERS' EQUITY

     The Company's 275,100 Class B stock purchase warrants providing for the purchase of the Company's common stock at a price of $6.00 per share expired March 26, 1999. No Class B warrants were exercised during 1999.

     The Company issued 1,000,000 Class C stock purchase warrants in August 1994, in connection with a private placement. The placement provided for 100,000 Class C stock purchase warrants reserved for underwriters. The Company issued an additional 165,000 Class C stock purchase warrants in 1996 and 25,000 Class C stock purchase warrants in 1997. The Company has issued 452,500 shares of common stock upon the exercise of the Class C stock purchase warrants through June 30, 1999. The Company currently has 837,500 Class C stock purchase warrants outstanding, including the 100,000 warrants reserved for underwriters.

     The Class C stock purchase warrants provide for the purchase of the Company's common stock at any time until their expiration at December 30, 1999. Anti-dilution provisions of the warrant agreement have reduced the exercise price from $3.50 to $3.19 per share as of June 30, 1999. The warrants may be redeemed by the Company upon certain events, for $.01 per share.

     The Company issued 200,000 Class D stock purchase warrants in August 1996, in connection with the acquisition of the El Paso Intermediate Sanction Facility. The Class D stock purchase warrants provide for the purchase of the Company's common stock at any time until their expiration at August 2, 2001. The exercise price of the class D warrants is $4.20 per share as of June 30, 1999. The warrants may be redeemed by the Company upon certain events for $.01 per share.

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

NOTE 5.  STOCK OPTION PLAN

     The Company adopted a stock option plan (the "Plan") providing for the issuance of 250,000 shares of Class A common stock pursuant to both incentive stock options, intended to qualify under Section 422 of the Internal Revenue Code, and options that do not qualify as incentive stock options
("non-statutory"). The Option Plan was registered with the Securities and Exchange Commission in November 1995. The purpose of the Plan is to provide continuing incentives to the Company's officers, key employees, and members of the Board of Directors. The options generally vest over a four or five-year period with a ten year expiration period. On December 1, 1996, the Company amended its stock option plan, increasing the number of shares available under the Plan to 600,000. There are currently outstanding non-statutory options providing for the issuance of 532,940 shares of Class A common stock at exercise prices ranging from $1.50 to $4.25 per share. Options providing for the issuance of 268,408 shares were exercisable at June 30, 1999.


NOTE 6.  LITIGATION

     The Company is a party to litigation arising in the normal course of business. Management believes that the ultimate outcome of these matters will not have a material effect on the Company's financial condition or results of operations.


NOTE 7.  CHANGE IN ACCOUNTING PRINCIPLE

     During the fourth quarter of 1998 the Company elected to adopt, for all of 1998 and future years, the provision of Statement of Position 98-5 "Reporting on Costs of Start Up Activities". Development and new facility opening costs had been deferred and amortized over the life of the contract prior to January 1, 1998. As a result of the adoption of the new pronouncement, deferred costs of approximately $74,000 were charged to operations and reported as cumulative effect of change in accounting principle, effective January 1, 1998. Pursuant to the pronouncement, the results of operations of the first quarter of 1998 have been restated to show the effect of the adoption of the Statement of Position as of January 1, 1998. The Company charged $255,000 to operations in the six months ended June 30, 1999 related to the opening of two new correctional facilities.


NOTE 8.   ACQUISITIONS AND NEW FACILITIES

     Southern Corrections Systems, Inc., a wholly owned subsidiary of Avalon Correctional Services Inc., acquired the management contract on Adams Community Corrections Program Inc. (ACCP) from CSC, Inc. on April 30, 1999. The management contract provides for fees, overhead and direct expense reimbursement from ACCP. As part of the transaction, Southern Corrections Systems was named as the sole voting member of ACCP.

     ACCP is a Colorado non-profit company specializing in Community Corrections in Adams County, Colorado. ACCP operates three facilities, the Phoenix Center, Loft House and Garland Center. The Phoenix Center is a 135 bed halfway house located in Henderson, Colorado. The Loft House is a 35 bed halfway house located in Denver, Colorado. The Garland Center is a day reporting center in Northglenn, Colorado providing services to non-residential offenders.

     Southern Corrections Systems, Inc., acquired The Villa at Greeley, LLC on June 9, 1999. The Villa at Greeley is a private provider of residential services and programs for community corrections offenders. Avalon Correctional Services, Inc. assumed management and began operating the facility effective June 1, 1999. The Villa at Greeley, LLC provides services to approximately 300 individuals for residential services and also provides day reporting and non-residential services to approximately 560 offenders. Southern Corrections Systems, Inc. also purchased the buildings and land in Greeley, Colorado utilized by The Villa at Greeley, LLC. Pursuant to the terms of the agreement, all assets and liabilities existing at June 1, 1999 were excluded from the transaction with the exception of the property, plant, equipment and contracts with various state and local government agencies and legal rights. Southern Corrections Systems, Inc. acquired The Villa at Greeley, LLC including all real estate and contract rights for approximately $8,600,000. The real estate was acquired from University Holdings, LLC, a related party company having common ownership as The Villa at Greeley, LLC. The Villa at Greeley, LLC was acquired from the three principal member owners of the LLC. Each of the three principal member owners of The Villa at Greeley, LLC also owned the same proportional interest in University Holdings LLC. Avalon financed $8,461,000 of the purchase price through Avalon's senior line of credit.

NOTE 9.  CORPORATE NAME CHANGE

     The Company's Board of Directors approved a corporate name change to Avalon Correctional Services, Inc. in July 1998. The Company began conducting business under the new name immediately. The name was changed to reflect the Company's focus on the business of private corrections, since all non correctional operations have been divested or are held for sale. The name change was approved by the Company's shareholders at this year's annual meeting on May 26, 1999. The amendment of the name change in the articles of incorporation was made effective after approval of the shareholders.

AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES

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

     Working capital at June 30, 1999 was $2,069,000 representing a current ratio of 1.86:1, compared to working capital of $8,643,000 and a current ratio of 3.04:1 at December 31, 1998. The decrease in working capital from December
31, 1998 is primarily due to construction costs of the Union City Juvenile Center and the El Paso Multi Purpose Facility. The Union City Juvenile Center was completed and became operational in the first quarter of 1999, and the El Paso Multi Purpose Facility was completed and became operational in the second quarter of 1999.

     The Company had approximately $500,000 cash and approximately $2 million of available credit on its revolving line of credit for new projects at June 30, 1999. The Company believes it has adequate cash reserves and cash flow from operations to meet its current cash requirements. The Company expects current contracts to generate sufficient income to increase cash reserves, while minimizing income taxes through the utilization of tax loss carryforwards. The Company secured an $18 million senior credit facility with Fleet Capital Corporation in February 1999. The credit facility and available cash balance will enable the Company to expand its operations through acquisitions and development.

     The Company is aware of the risk of computer error in the year 2000. Such error could cause computers to recognize the year 2000 as 1900 and cause the computer to fail in calculation or function. As a result, the Company has reviewed its computer operations and identified all computers and systems that are not year 2000 compliant (y2k). The Company's primary exposure to y2k problems is in its financial reporting area. The Company has purchased and implemented new equipment and software to be y2k compliant as of June 30, 1999. Final testing and operational usage of the new software will occur during the third quarter of 1999.

     The Company's major customers are State and Federal correctional agencies. An effort is being made to confirm y2k compliance of each agency and how this may impact the Company. The Company has no reason to believe that its contracts with State and Federal government agencies will have an adverse effect because of y2k compliance.

Results of Operations -

Three Months Ended June 30, 1999 Compared to the
               Three Months Ended June 30, 1998-

     Total revenues increased by 109% to $3.88 million for the three months ended June 30, 1999 from $1.86 million for the three months ended June 30, 1998. The increase was a result of the opening of the Union City Juvenile Center in February 1999, the acquisition of Adams Community Corrections Program in Adams County, Colorado in April 1999, and the acquisition of the Villa at Greeley in June 1999.

     Revenues in the second quarter of 1999 were enhanced by the Union City Juvenile Center providing $945,000 of revenues, Adams Community Corrections Program providing $510,000 of revenues, and the Villa at Greeley providing $434,000 of revenues.

     The Company had net income for the three months ended June 30, 1999 of $167,000 or $.03 diluted earnings per share, as compared to a net loss for the three months ended June 30, 1998 of $104,000 or $.03 basic and diluted loss per share. The Company's net income was the result of the new Union City Juvenile Center and the acquisitions of the Villa at Greeley and Adams Community Corrections Program.

     Operating income, before interest, depreciation, and income taxes, increased 246% for the three months ended June 30, 1999 to $956,000 compared to $276,000 for the three months ended June 30, 1998. The increase in operating income was a result of the Company's continuing expansion efforts.

     Direct operating expenses increased by 120% for the three months ended June 30, 1999 over the three months ended June 30, 1998, primarily as a result of the new Union City Juvenile Center and the acquisitions of the Villa at Greeley and Adams Community Corrections Program. The profit margin was 36% for the three months ended June 30, 1999 from 38% for the three months ended June 30, 1998.

     Corporate. General and administrative expenses increased by 6% to $335,000 for the three months ended June 30, 1999 from $317,000 for the three months ended June 30, 1998. General and administrative expenses increased primarily due to increased staffing to prepare for growth of new facilities contract and acquisitions. increase in interest expense of $334,000 for the three months ended June 30, 1999 over the second quarter of 1998 resulted from interest on debt utilized to complete acquisitions and new facilities. Depreciation and amortization expense have increased commensurate with the growth of the correctional operations.


Six months ended June 30, 1999 compared to the six months ended June 30, 1998 -

     Net loss for the six months ended June 30, 1999 was $135,000 or $.03 per share as compared to a loss of $156,000 or $.05 per share in 1998. The loss in 1999 was primarily due to the startup costs incurred at the Union City Juvenile Center and the El Paso multi-purpose facility. The Union City Juvenile Center became operational in the first quarter of 1999 and the El Paso Multi-purpose Facility became operational in the second quarter of 1999. Startup costs relating to these facilities incurred before they became operational were $255,000 in the six month period ended June 30, 1999.

     Income from continuing operations, before interest, depreciation and income taxes, was $1,325,000 in 1999 as compared to $680,000 in 1998. Revenues increased by 72% in 1999 or by $2,643,000 compared to 1998. Revenue was $6,310,000 in 1999 compared to $3,667,000 in 1998. The increases in income from operations and revenue are a result of the operations at the new Union City Juvenile Center and the acquisitions of the Villa at Greeley and Adams Community Corrections Program.

     General and administrative expenses increased by $104,000 or 18% in 1998. This increase was due to staffing and development costs associated with the Company's growth plan. Interest expense increased approximately $563,000 due to the interest on debt utilized to complete acquisitions and new facilities. Depreciation and amortization expense have increased commensurate with the growth of the correctional operations.

               AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION



Item 1.     Legal Proceedings - None.

Item 2.     Changes in Securities - None.

Item 3.     Defaults Upon Senior Securities - None.

Item 4.     Submission of Matters to a Vote of Security Holders - None.

Item 5.     Other Information - None.

Item 6.     a)  Exhibits
                    Exhibit 27.  Financial Data Schedule.

            b)  Reports on Form 8-K -
               (i)  Filed a Form 8-K on April 14, 1999,
                    re: Acquisition of Adams Community Corrections Program, Inc.

               (ii) Filed a Form 8-K on June 24, 1999,
                    re: Acquisition of The Villa at Greeley, LLC

                    AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                                        SIGNATURES



        In accordance with the requirement of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:   July 26, 1999               AVALON CORRECTIONAL SERVICES, INC.



                                            By: //s// Jerry M.  Sunderland
                                            ------------------------------
                                            Jerry M. Sunderland, President



                                            By: //s// Paul Voss
                                            ------------------------------------
                                            Paul Voss, Vice President of Finance