Form 10-Q
period 1999-09-30
AVALON COMMUNITY SERVICES INC
filed 1999-11-12
CIK 872202

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999


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

                                  Yes X No ___

As of November 1, 1999, 4,670,630 shares of the issuer's Class A common stock, par value $.001, were issued and outstanding.

         Transitional Small Business Disclosure Format: Yes ___; No X .

                         PART I - FINANCIAL INFORMATION
               AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                    September 30,               December 31,
                                                                         1999                       1998
                                                                  ------------------        -------------------
ASSETS                                                               (Unaudited)
Current assets:
   Cash and cash equivalents                                      $          677,000        $         5,181,000
   Restricted cash                                                           798,000                        ---
   Investment in short term U.S. treasury bills                                                       5,919,000
   Accounts receivable, net                                                2,500,000                  1,348,000
   Current maturities of notes receivable                                    136,000                    322,000
   Prepaid expenses and other                                                538,000                    100,000
                                                                  ------------------        -------------------
         Total current assets                                              4,649,000                 12,870,000
                                                                  ------------------        -------------------
Property and equipment, net                                               28,680,000                 13,644,000
Other assets                                                               4,811,000                  2,251,000
                                                                  ------------------       --------------------
         Total assets                                             $       38,140,000        $        28,765,000
                                                                  ==================        ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable, accrued liabilities and other                $        1,743,000        $         2,026,000
   Current maturities of long-term debt                                      493,000                  2,201,000
                                                                  ------------------        -------------------
         Total current liabilities                                         2,236,000                  4,227,000
                                                                  ------------------        -------------------
Long-term debt, less current maturities                                   25,723,000                 14,348,000
Convertible debentures                                                     3,850,000                  3,850,000

Redeemable Common Stock, $.001 par value
   1,622,448 shares issued and outstanding                                 4,124,000                  4,124,000

Stockholders' equity:
   Common stock:
           Par value $.001; 20,000,000 shares
           authorized; 4,670,630 and 4,664,598 shares
           issued and outstanding, less 1,622,448 shares
           subject to repurchase.                                              3,000                      3,000

   Preferred stock; par value $.001; 1,000,000
      shares authorized; none issued and  outstanding                            ---                        ---

   Paid-In capital                                                         6,626,000                  6,618,000
   Accumulated deficit                                                    (4,422,000)                (4,405,000)
                                                                  ------------------        -------------------
         Total stockholders' equity                                        2,207,000                  2,216,000
                                                                  ------------------        -------------------
         Total liabilities and stockholders' equity               $       38,140,000        $        28,765,000
                                                                  ==================        ===================

       These accompanying notes are an integral part of these consolidated financial statements.

               AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                         Three Months Ended                Nine Months Ended
                                                            September 30,                    September 30,
                                                 --------------------------------- ---------------------------------
                                                       1999             1998             1999             1998
                                                 ---------------- ---------------- ----------------  ---------------
Revenues                                         $     5,303,000  $      1,911,000 $     11,613,000  $     5,578,000
                                                 ---------------- ---------------- ----------------  ---------------
Costs and expenses
   Direct operating                                     3,720,000        1,289,000        7,751,000        3,600,000
   General and administrative                             309,000          258,000          970,000          784,000
   Development Costs                                       28,000           24,000          339,000          174,000
   Depreciation and amortization                          341,000          159,000          750,000          469,000
   Interest expense                                       787,000          282,000        1,785,000          717,000
                                                 ---------------- ---------------- ----------------  ---------------
Income (loss) from continuing operations
   before income tax expense (benefit)           $        118,000 $       (101,000)$         18,000  $      (166,000)
   Income tax expense (benefit)                               ---              ---              ---              ---
                                                 ---------------- ---------------- ----------------  ---------------
Income (loss) before extraordinary items and
   cumulative effect of change in accounting
   principles                                    $        118,000 $       (101,000)$         18,000  $      (166,000)
                                                 ---------------- ---------------- ----------------  ---------------
Cumulative effect of change in accounting
   principles                                                 ---              ---              ---          (74,000)
Extraordinary loss from early retirement of
   debt                                                       ---              ---          (35,000)             ---
                                                 ---------------- ---------------- ----------------  ---------------
Net income (loss)                                $        118,000 $       (101,000)$        (17,000) $      (240,000)
                                                 ================ ================ ================  ===============
Basic income (loss) per share:
Income (loss) before extraordinary loss and
   cumulative effect of change in accounting
   principle                                     $           0.03 $          (0.03)$           0.00  $         (0.05)

Cumulative effect of change in
   accounting principles                                      ---              ---              ---            (0.02)

 Extraordinary loss from early
   retirement of debt                                         ---              ---             0.00              ---
                                                 ---------------- ---------------- ----------------  ---------------
Net income (loss) per share, basic               $         0.03    $         (0.03)$           0.00          $(0.07)
                                                 ================ ================ ================  ===============
Weighted average number of common
and common equivalent shares outstanding,
basic                                                   4,670,630        3,305,888        4,669,540        3,106,828
                                                 ================ ================ ================  ===============

Diluted income (loss) per share:
Income (loss) before extraordinary loss and
   cumulative effect of change in accounting
   principle                                     $           0.02 $          (0.03)$           0.00  $         (0.05)

Cumulative effect of change in
   accounting principles                                      ---              ---              ---            (0.02)

 Extraordinary loss from early
   retirement of debt                                         ---              ---             0.00              ---
                                                 ---------------- ---------------- ----------------  ---------------
Net income (loss) per share, basic               $           0.02 $          (0.03)$           0.00  $         (0.07)

                                                 ================ ================ ================  ===============
Weighted average number of common
and common equivalent shares outstanding,
diluted                                                 5,051,300        3,305,888        4,669,540        3,106,828
                                                 ================ ================ ================  ===============

 The accompanying notes are an integral part of these consolidated financial statements.

               AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)


                                                                      For the nine months ended September 30,

                                                                         1999                       1998
                                                                  ------------------         -------------------
OPERATING ACTIVITIES:

   Net loss                                                       $          (17,000)        $          (240,000)
   Adjustments to reconcile net loss to
     net cash provided by (used for) operating activities
        Depreciation and amortization                                        750,000                     469,000
        Amortization of debt issue costs                                     155,000                         ---
        Writeoff of development and acquisition costs                          4,000                     111,000
           Cumulative effect of change
              In accounting principles                                          ---                      74,000
        Extraordinary loss on early retirement of debt                        35,000                         ---
        Changes in operating assets and liabilities:
           Decrease (increase) in -
              Accounts receivable                                         (1,054,000)                   (247,000)
           Prepaid expenses and other                                       (438,000)                    (70,000)
           Increase (decrease) in accounts payable,
              accrued liabilities and other                                  948,000                   1,567,000
                                                                  ------------------         -------------------
        Net cash provided by operating activities                  $         383,000         $         1,664,000
                                                                  ------------------         -------------------
INVESTING ACTIVITIES:
   Proceeds from maturity of certificate of deposit               $              ---         $           500,000
   Proceeds from sales and maturities of securities                        5,919,000                         ---
   Capital expenditures                                                   (8,859,000)                 (1,851,000)
   Payment for purchase of businesses                                    (10,977,000)                        ---
   Proceeds from payments on notes receivable                                186,000                       7,000
                                                                  ------------------         -------------------
        Net cash used in investing activities                            (13,731,000)        $        (1,344,000)
                                                                  ------------------         -------------------
FINANCING ACTIVITIES:
   Payment of loan fees and deferred costs                        $         (693,000)        $               ---
   Repayment of borrowings                                               (11,903,000)                 (5,407,000)
   Proceeds from borrowings                                               21,432,000                  14,244,000
   Proceed from the sale of redeemable common stock                              ---                   4,124,000
   Proceeds from warrant and option exercise                                   8,000                     163,000
                                                                  ------------------         -------------------
        Net cash provided by financing activities                 $        8,844,000         $        13,124,000
                                                                  ------------------         -------------------
NET INCREASE (DECREASE) IN CASH                                   $       (4,504,000)        $        13,444,000
CASH, BEGINNING OF PERIOD                                                  5,181,000                   1,458,000
                                                                  ------------------         -------------------
CASH, END OF PERIOD                                               $          677,000         $        14,902,000
                                                                  ==================         ===================


        The accompanying notes are an integral part of these consolidated financial statements.

               AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Nature of Business -

     Avalon Correctional Services, Inc. ("the Company" or "Avalon") is a leading developer and manager of privatized community correctional facilities and correctional programming in the United States. The Company currently has a total offender capacity of 1,700 beds in Oklahoma, Texas and Colorado, in addition to specialized programming for 800 offenders. The Company owns and operates nine community correctional facilities and one juvenile correctional facility.

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

Cash, Cash Equivalents and Restricted Cash -

     The Company considers all highly liquid investments with original maturities of three months or less when purchased and money market funds to be cash equivalents. The company has made deposits for construction accounts that are classified as restricted cash.

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

Net Income (Loss) Per Common Share -

     Basic income (loss) per share has been computed on the basis of weighted average shares outstanding during each period. Diluted loss per share for the nine months ended September 30, 1999 and 1998, and the three months ending September 30, 1998, is the same as basic loss per share for each period because assumed exercise of options, warrants and convertible debentures would be anti-dilutive. Diluted income per share for the three months ended September 30, 1999 has been adjusted for dilutive effects of options and warrants that were dilutive during the three month period.

Interim Financial Statements  -

     The consolidated balance sheet as of September 30, 1999 and the statements of operations for the three months and nine months ended September 30, 1999 and 1998 are unaudited and, in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the financial position as of such date and the results of operations and cash flows for the periods then ended. All such adjustments are of a normal and recurring nature.

     The financial statements included herein have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the December 31, 1998 Form 10-KSB filing. Footnote disclosures which would substantially duplicate the disclosure contained in the most recent annual report on Form 10-KSB have been condensed or omitted. The results of operations for the three months and nine months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the entire year ended December 31, 1999.

NOTE 2.  LONG-TERM DEBT


     Long-term debt consists of the following:

                                                                          September 30,      December 31,

                                                                               1999              1998
                                                                        ----------------------------------
Revolving senior line of credit                                         $     12,911,000    $      724,000

Notes payable to banks, collateralized by
  equipment due in installments through
  July 1999 with interest from 7.99% to 8.5%                                         ---             2,000

Notes payable to banks, collateralized
  by transportation equipment, due in
  installments through March 2012
  with interest ranging from 1.90% to 9.49%.                                     703,000           676,000

Notes payable to banks, collateralized
  by land, buildings and improvements due in
  installments through June 2012 with interest
  ranging from 9.75% to 11%                                                    2,114,000         4,631,000

Note payable to state government, collateralized
  by accounts receivable, non-interest bearing,
  due in installments through August 2007                                        155,000               ---

Note payable to an individual, uncollateralized,
  with interest at 8.5%, due in full April 1999                                      ---           160,000

Note payable to an investment company, unsecured
  with interest at 12.5%, due in four installments
  beginning in 2005, including original issue premium                         10,333,000        10,356,000
                                                                        ----------------    --------------
                                                                              26,216,000        16,549,000
     Less - current maturities                                                   493,000         2,201,000
                                                                        ----------------    --------------
                                                                        $     25,723,000    $   14,348,000
                                                                        ================    ==============

     Avalon Correctional Services Inc. entered into a senior credit facility with the Fleet Capital Corporation on February 25, 1999. The loan is a four year revolving credit facility primarily utilized to finance the expansion of the Company's business.

     The credit facility provides for an $18 million senior revolving debt facility secured by substantially all assets of the Company. The credit facility is subject to a 1/2% unused line fee and interest on outstanding balances at Prime + .25% to .50 % (currently at 8.75%) or LIBOR + 2.0 to 3.0%. The maturity date of the credit facility is February 25, 2003.

     Initially, no amounts were extended on the credit facility and the Company utilized existing cash reserves to retire debt that was collateralized by assets now pledged to Fleet Capital under the agreement. Two acquisitions were completed through the use of the credit facility in the second quarter of 1999. The balance on the revolving credit facility at September 30, 1999 was $12,911,000.

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

     The Company issued 1,000,000 Class C stock purchase warrants in August 1994, in connection with a private placement. The placement provided for 100,000 Class C stock purchase warrants reserved for underwriters. The Company issued an additional 165,000 Class C stock purchase warrants in 1996 and 25,000 Class C stock purchase warrants in 1997. The Company has issued 452,500 shares of common stock upon the exercise of the Class C stock purchase warrants through September 30, 1999. The Company currently has 837,500 Class C stock purchase warrants outstanding, including the 100,000 warrants reserved for underwriters.

     The Class C stock purchase warrants provide for the purchase of the Company's common stock at any time until their expiration at December 30, 1999. Anti-dilution provisions of the warrant agreement have reduced the exercise price from $3.50 to $3.19 per share as of September 30, 1999. The warrants may be redeemed by the Company upon certain events, for $.01 per share.

     The Company issued 200,000 Class D stock purchase warrants in August 1996, in connection with the acquisition of the El Paso Intermediate Sanction Facility. The Class D stock purchase warrants provide for the purchase of the Company's common stock at any time until their expiration at August 2, 2001. The exercise price of the class D warrants is $4.20 per share as of September 30, 1999. The warrants may be redeemed by the Company upon certain events for $.01 per share.

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

     The Company issued 200,539 stock purchase warrants to financial advisors in September 1998, in connection with the $15,000,000 private placement. The stock purchase warrants provide for the purchase of the Company's common stock at any time until their expiration in September 2002. The exercise price of the warrants is $3.75 per share as of September 30, 1999. The warrants may be redeemed by the Company upon certain events for $.01 per share. The fair value of the warrants was allocated between the proceeds the debt and equity issues as debt issue cost and a reduction in redeemable common stock.

     A 1994 agreement provided for the issuance of 750,000 common stock purchase warrants to purchase common stock at $1.50 per share for each dollar of Company debt guaranteed by the Company's CEO. The warrants will have a five year term from the date of issuance.

NOTE 5.  STOCK OPTION PLAN

     The Company adopted a stock option plan (the "Plan") providing for the issuance of 250,000 shares of Class A common stock pursuant to both incentive stock options, intended to qualify under Section 422 of the Internal Revenue Code, and options that do not qualify as incentive stock options
("non-statutory"). The Option Plan was registered with the Securities and Exchange Commission in November 1995. The purpose of the Plan is to provide continuing incentives to the Company's officers, key employees, and members of the Board of Directors. The options generally vest over a four or five-year period with a ten year expiration period. On December 1, 1996, the Company amended its stock option plan, increasing the number of shares available under the Plan to 600,000. There are currently outstanding non-statutory options providing for the issuance of 530,440 shares of Class A common stock at exercise prices ranging from $1.50 to $4.25 per share. Options providing for the issuance of 273,140 shares were exercisable at September 30, 1999.


NOTE 6.  LITIGATION

     The Company is a party to litigation arising in the normal course of business. Management believes that the ultimate outcome of these matters will not have a material effect on the Company's financial condition or results of operations.


NOTE 7.  CHANGE IN ACCOUNTING PRINCIPLE

     During the fourth quarter of 1998 the Company elected to adopt, for all of 1998 and future years, the provision of Statement of Position 98-5 "Reporting on Costs of Start Up Activities". Development and new facility opening costs had been deferred and amortized over the life of the contract prior to January 1, 1998. As a result of the adoption of the new pronouncement, deferred costs of approximately $74,000 were charged to operations and reported as cumulative effect of change in accounting principle, effective January 1, 1998. Pursuant to the pronouncement, the results of operations of the third quarter of 1998 have been restated to show the effect of the adoption of the Statement of Position as of January 1, 1998. The Company charged $255,000 to operations in the nine months ended September 30, 1999 related to the opening of two new correctional facilities.


NOTE 8.   ACQUISITIONS AND NEW FACILITIES

     Southern Corrections Systems, Inc., a wholly owned subsidiary of Avalon Correctional Services Inc., acquired the management contract on Adams Community Corrections Program Inc. (ACCP) from CSC, Inc. on April 30, 1999. The management contract was acquired for $2,100,000, and the related real estate for $865,000. The management contract provides for fees, overhead and direct expense reimbursement from ACCP. As part of the transaction, Southern Corrections Systems was named as the sole voting member of ACCP.

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

     Southern Corrections Systems, Inc, acquired The Villa at Greeley, LLC on June 9, 1999. The Villa at Greeley is a private provider of residential services and programs for community corrections offenders. Avalon Correctional Services, Inc. assumed management and began operating the facility effective June 1, 1999. The Villa at Greeley, LLC provides services to approximately 300 individuals for residential services and also provides day reporting and non-residential services to approximately 560 offenders. Southern Corrections Systems, Inc. also purchased the buildings and land in Greeley, Colorado utilized by The Villa at Greeley, LLC. Pursuant to the terms of the agreement, all assets and liabilities existing at June 1, 1999 were excluded from the transaction with the exception of the property, plant, equipment and contracts with various state and local government agencies and legal rights. Southern Corrections Systems, Inc. acquired all real property for approximately $7,400,000, and contract rights for approximately $1,200,000.

     The real estate was acquired from University Holdings, LLC, a company having common ownership as The Villa at Greeley, LLC. The Villa at Greeley, LLC was acquired from the three principal member owners of the LLC. Each of the three principal member owners of The Villa at Greeley, LLC also owned the same proportional interest in University Holdings LLC. Avalon financed $8,461,000 of the purchase price through Avalon's senior line of credit.

AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results of Operations


Liquidity and Capital Resources -

     The Company's business strategy is to focus on the community corrections industry, expanding its operations into additional states through new Federal and state contracts and selective acquisitions. The successful implementation of the Company's growth plan has created the need for additional capital and financing. The Company has been successful in securing $37 million of new capital and credit facilities since September 1997.


     Working capital at September 30, 1999 was $2,413,000 representing a current ratio of 2.08:1, compared to working capital of $8,643,000 and a current ratio of 3.04:1 at December 31, 1998. The decrease in working capital from December
31, 1998 is primarily due to construction costs of the Union City Juvenile Center and the El Paso Multi-Use Facility. The Union City Juvenile Center was completed and became operational in the first quarter of 1999, and the El Paso Multi-Use Facility was completed and became operational in the second quarter of 1999.

     The Company had approximately $675,000 cash and approximately $2 million of available credit on its revolving line of credit for new projects at September 30, 1999. The Company believes it has adequate cash reserves and cash flow from operations to meet its current cash requirements. The Company expects current contracts to generate sufficient income to increase cash reserves, while minimizing income taxes through the utilization of tax loss carryforwards. The Company secured an $18 million senior credit facility with Fleet Capital Corporation in February 1999. The credit facility and available cash balance has enabled the Company to expand its operations through acquisitions and development.

     The Company is aware of the risk of computer error in the year 2000. Such error could cause computers to recognize the year 2000 as 1900 and cause the computer to fail in calculation or function. As a result, the Company has reviewed its computer operations and identified all computers and systems that are not year 2000 compliant (y2k). The Company's primary exposure to y2k problems is in its financial reporting area. The Company has purchased and implemented new equipment and software that is y2k compliant as of September 30, 1999.

     The Company's major customers are State and Federal correctional agencies. An effort is being made to confirm y2k compliance of each agency and how this may impact the Company. The Company has no reason to believe that its contracts with State and Federal government agencies will be adversely effected from y2k problems.


Results of Operations -

Three Months Ended September 30, 1999 Compared to the
    Three Months Ended September 30, 1998-

     Total revenues increased by 178% to $5.30 million for the three months ended September 30, 1999 from $1.91 million for the three months ended September 30, 1998. The increase was a result of the opening of the Union City Juvenile Center in February 1999, the acquisition of Adams Community Corrections Program in Adams County, Colorado in April 1999, the acquisition of the Villa at Greeley in June 1999, and the opening of the El Paso Multi-Use Facility in June 1999.

     Revenues in the third quarter of 1999 were enhanced by the Union City Juvenile Center providing $934,000 of revenues, the El Paso Mulit-Use Facility providing $409,000 of revenue, Adams Community Corrections Program providing $777,000 of revenues, and the Villa at Greeley providing $1,345,000 of revenues.

     The Company had net income for the three months ended September 30, 1999 of $118,000 or $.03 basic earnings per share and $.02 diluted earnings per share, as compared to a net loss for the three months ended September 30, 1998 of $101,000 or $.03 basic and diluted loss per share. The Company's net income was the result of the contributions of the Union City Juvenile Center and the acquisitions of the Villa at Greeley and Adams Community Corrections Program.

     Operating income, before interest, depreciation, and income taxes, increased 266% for the three months ended September 30, 1999 to $1,246,000 compared to $340,000 for the three months ended September 30, 1998. The increase in operating income was a result of the Company's continuing expansion efforts.

     Direct operating expenses increased by 188% for the three months ended September 30, 1999 compared to the three months ended September 30, 1998, primarily as a result of the Union City Juvenile Center, the El Paso Multi-Use Facility, and the acquisitions of the Villa at Greeley and Adams Community Corrections Program.

     Corporate. General and administrative expenses increased by 20% to $309,000 for the three months ended September 30, 1999 from $258,000 for the three months ended September 30, 1998. General and administrative expenses increased primarily due to increased staffing for management of new facilities and acquisitions. The increase in interest expense of $505,000 for the three months ended September 30, 1999 over the third quarter of 1998 resulted from interest on debt utilized to complete acquisitions and new facilities. Depreciation and amortization expense have increased commensurate with the growth of the correctional operations.


Nine months ended September 30, 1999 compared to the Nine monthsended September 30, 1998 -

     Net loss for the nine months ended September 30, 1999 was $17,000 or $.00 per share as compared to a loss of $240,000 or $.05 per share in 1998. The loss in 1999 was primarily due to the startup costs incurred at the Union City Juvenile Center and the El Paso Multi-Use Facility. The Union City Juvenile Center became operational in the first quarter of 1999 and the El Paso Multi-Use Facility became operational in the second quarter of 1999. Startup costs relating to these facilities incurred before they became operational were $255,000 in the nine month period ended September 30, 1999.

     Income from continuing operations, before interest, depreciation and income taxes increased 150% to $2,553,000 in 1999 compared to $1,020,000 in 1998.
Revenues  increased 108% in 1999 to $11,613,000  compared to $5,578,000 in 1998.
The increase in income from operations was a result of the operations at the new Union City Juvenile Center and the acquisitions of the Villa at Greeley and Adams Community Corrections Program. The increase in revenues was a result of the operations at the Union City Juvenile Center, the El Paso Multi-Use Facility, and the acquisitions of the Villa at Greeley and Adams Community Corrections Program.

     General and administrative expenses increased by $186,000 to 8% of gross revenues compared to 14% of gross revenues in 1998. The increase was a result of staffing and development costs associated with the Company's growth plan. Interest expense increased approximately $1,068,000 as a result of the interest on debt utilized to complete acquisitions and new facilities. Depreciation and amortization expense have increased commensurate with the growth of the correctional operations.

               AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION



Item 1.       Legal Proceedings - None.

Item 2.       Changes in Securities - None.

Item 3.       Defaults Upon Senior Securities - None.

Item 4.       Submission of Matters to a Vote of Security Holders - None.

Item 5.       Other Information - None.

Item 6.       Exhibits

                  Exhibit 27.  Financial Data Schedule.

               AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                                   SIGNATURES



     In accordance with the requirement of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    November 12, 1999               AVALON CORRECTIONAL SERVICES, INC.



                                         By: //s// Jerry M. Sunderland
                                            ------------------------------
                                            Jerry M. Sunderland, President



                                         By: //s// Paul Voss
                                            -----------------------------
                                            Paul Voss, Vice President of Finance