Form 10KSB
period 1999-12-31
AVALON COMMUNITY SERVICES INC
filed 2000-03-29
CIK 872202

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 1999

              [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from to

                        Commission File Number: 0-20307
                       AVALON CORRECTIONAL SERVICES, INC.
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

     The issuer has (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day: Yes [X] No [ ]

     Disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ X ]

     Revenues from continuing operations for the year ended December 31, 1999 were $16,803,000.

     The aggregate market value of voting common stock held by non affiliates was $5,800,200 on March 23, 2000, based on the average high and low prices of such stock as reported by the National Association of Securities Dealers Automated Quotations Systems ("NASDAQ") on that day. As of March 23, 2000, 4,715,900 shares of the issuer's common stock, par value $.001, were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
     Portions  of  the  Proxy   Statements   for  the  2000  Annual  Meeting  of
Shareholders are incorporated by reference in Part III.6

Transitional Small Business Disclosure Format: Yes [ ]   No [X].



PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

The Company -

     Avalon Correctional Services, Inc., is an owner and operator of private community correctional facilities. Avalon Correctional Services, Inc. and its wholly owned subsidiaries ("Avalon" or the "Company") specialize in operating private community correctional facilities and providing intensive correctional programming. Avalon currently operates facilities and manages programs in Oklahoma, Texas, and Colorado, with plans to significantly expand into additional states. Avalon's business strategy is designed to elevate the Company into a dominant role as a provider of community correctional services. Avalon's development plan is to expand operations through new state and Federal contracts and selective acquisitions to capitalize on the current rapid growth trends in the private correctional services industry.

     According to the U.S. Bureau of Justice Department statistics, 40 percent of the current U.S. inmate population is expected to be released in the next 12 months. Inmates serving the last 6 to 12 months of their incarceration in a community correctional facility report a lower recidivism rate than those who bypass programs to help inmates reenter society. As of the second quarter 1998,
1.3 million individuals were incarcerated in this country's prisons and jails, an increase of 4.8% from the prior year. The total prison and jail population has grown 6.7% annually during the last five years. It is estimated that the weekly need for new corrections beds remains between 1,500 and 2,000 beds. At the end of 1998, 30 states reported 24,925 state prisoners held in local jails or other facilities because of crowding in state facilities. Avalon contracts with various governmental agencies to provide community corrections operations and services. Studies have documented a 10 to 30 percent savings to government agencies when utilizing private corrections providers to build and operate correctional facilities. Avalon management believes its background and abilities to build and operate community correctional facilities and provide correctional programming positions the Company for substantial growth in the corrections industry. The number of adult correctional beds operated by private managers has grown an astounding 2,200% over the past 10 years. The number of privately operated corrections beds is projected to triple over the next five years.

     Avalon currently owns and operates 1,700 private community corrections beds. The Company owns and operates three minimum-security correctional facilities in Oklahoma, a 160-bed juvenile residential treatment center in
Oklahoma; two medium-security correctional facilities in Texas; and three community correctional facilities in Colorado. Avalon is the largest private provider of community correctional services in Oklahoma. The Avalon facilities provide numerous programs for offenders generally serving the last six months of their sentence. Avalon provides contract agencies a complete range of services relating to the security, detention and care of inmates, and a broad range of rehabilitative programs to reduce recidivism. The provided programming includes substance abuse treatment and counseling, vocational training, work release programs, basic educational programs, job and life skill training, and reintegration services. The Colorado community corrections programs also provide non-residential services to approximately 800 offenders in the State of Colorado. The Union City juvenile residential treatment facility is the first privately operated juvenile residential treatment facility in the State of Oklahoma. Avalon's private pay program, operated out of the private community correctional facilities, has a growing population of clients referred by the local judicial district system as an alternative to secure incarceration.

     Intensive programming is an essential part of community based corrections. Avalon has provided substance abuse programs in facilities for over 14 years. Avalon's management has been engaged in the business of providing private community correctional services since 1985.

     Avalon's management made the decision to change the Company name to Avalon Correctional Services, Inc., to reflect the Company's focus on the correctional industry. This name change was approved by the stockholders at the 1999 annual meeting.

     Avalon's corporate office is located at 13401 Railway Drive in Oklahoma City, Oklahoma 73114. Avalon's common stock is traded on the NASDAQ SmallCap Market with the symbol "CITY".

Facilities -

The following table summarizes certain information with respect to facilities and programs managed by Avalon at March 23, 2000.

Facility Name                                                     Facility/
And Location          Company Role                   Capacity     Program Type
------------          ------------                   --------     ------------

Carver Center,        Complete Facility Siting,      250 Beds     Community
 Oklahoma City, OK    Design, Construction,                       Security
                      Ownership, and                              Corrections
                      Management

Avalon Correctional    Complete Facility Siting,     252 Beds     Community
 Center, Tulsa, OK     Design, Construction,                      Security
                       Ownership, and                             Corrections
                       Management

Turley Correctional    1997 Acquisition              150 Beds     Community
 Center, Tulsa, OK     Complete Facility                          Security
                       Ownership and                              Corrections
                       Management

El Paso Intermediate   1996 Acquisition              150 Beds     Medium
 Sanction Facility     Complete Facility                          Security
 El Paso, TX           Ownership and                              Correctional
                       Management                                 Facility

Union City             Complete Facility Siting,     160 Beds     Medium
 Juvenile Center,      Design, Construction,                      Security
 Union City, OK        Ownership, and                             Juvenile
                       Management                                 Facility

El Paso Multi          Complete Facility Siting,     300 Beds     Medium
 Purpose Facility,     Design, Construction,                      Security
 El Paso, TX           Ownership, and                             Correctional
                       Management                                 Facility

Phoenix Center         1999 Acquisition              135 Beds     Community
 Henderson, CO         Complete Facility                          Security
                       Ownership and                              Corrections
                       Management

The Villa at Greeley   1999 Acquisition              300 Beds     Community
 Greeley, CO           Complete Facility                          Security
                       Management                                 Corrections

The Loft House         1999 Acquisition              35 Beds      Community
 Denver, Colorado      Complete Facility                          Security
                       Management                                 Corrections

The Garland Center     1999 Acquisition              N/A          Day
 Northglen, Colorado   Complete Facility                          Reporting
                       Management                                 Center
                                                                  Corrections

Avalon Corporate       Corporate Headquarters        N/A          Administrative
 Oklahoma City, OK

Correctional Services -

     Avalon owns and operates eight correctional centers, Carver Center, Avalon Correctional Center, Turley Correctional Center, Union City Juvenile Center, El Paso Intermediate Sanction Facility, El Paso Multi Purpose Facility, Phoenix Center and The Villa at Greeley. The Company also operates the Loft House, a 35 -bed community corrections program and The Garland Center, a day reporting center, both in leased facilities. The community correctional centers provide complete correctional administration, correctional officer staffing, housing, food services, vocational assistance, transportation, and rehabilitation services.

     Oklahoma. Avalon's contracts with the Oklahoma Department of Corrections extend through June 30, 2000. The contracts with the Oklahoma Department of Corrections are bid every three years. The structure of the Oklahoma contracts is based upon three one year contract periods. Avalon has contracted with the State of Oklahoma pursuant to similar contracts since 1985. The State of Oklahoma's performance under the contracts is subject to annual appropriation by the legislature. Avalon also provides services pursuant to a Federal contract obtained in connection with the acquisition of the Turley Correctional Center in October 1997. The five year contract extends through 2004. Carver Center is a 250-bed minimum security correctional facility located in Oklahoma City, Oklahoma. Carver Center has been expanded from its initial capacity of 25 beds in 1985, to its current capacity of 250 beds to accommodate the increasing needs of the Oklahoma Department of Corrections. Carver center was sited, designed, and constructed by Avalon and opened in 1986.

     Avalon Correctional Center is a 252-bed minimum security correctional facility located in Tulsa, Oklahoma. The Avalon Correctional Center was sited, designed, and constructed by Avalon and opened in July 1995.

     Turley Correctional Center is a 150-bed minimum security correctional facility located in Tulsa, Oklahoma. The Turley Correctional Center was purchased by Avalon in October 1997. A new 150-bed correctional facility is under construction on the grounds at the Turley Correctional Center. The new center is scheduled to open in April 2000.

     Union City Juvenile Center is an 160-bed medium security juvenile correctional facility located in Union City, Oklahoma. The Union City Juvenile Center was sited, designed, and constructed by the Company. Construction of the Union City Juvenile Center was completed and the Center began receiving offenders in February 1999. The Center has a licensed capacity of 160 beds and is in the second year of a five year contract with the Oklahoma Office of Juvenile Affairs. The contract includes a provision requiring single occupancy of all cells in the facility and a maximum capacity of 80 offenders.

     Carver Center, Avalon Correctional Center, and Turley Correctional Center are accredited by the American Correctional Association ("ACA") as Adult Community Correctional Facilities. ACA accreditation or candidacy is required to contract with the State of Oklahoma for correctional services. The ACA, a private not-for-profit organization, was established to develop uniformity and industry standards for the operation of correctional facilities and provision of inmate care. Accreditation involves an extensive audit and compliance procedure, and is generally granted for a three-year period. Carver Center has been accredited since 1990 and the current accreditation expires in 2002. Avalon Correctional Center was initially accredited in 1996 and is accredited through 2002. Turley Correctional Center will renew its ACA accreditation in the fall of 2000.

     Texas. Avalon purchased the El Paso Intermediate Sanction Facility in El Paso, Texas in August 1996. The facility has a capacity of 150-beds. The Company entered into a fifteen year contract to provide services in the facility for the West Texas Community Supervision and Corrections Department in July 1996.

     The Company was awarded a contract in June 1998 with the Texas Department of Criminal Justice to provide 250 multi-purpose beds in El Paso, Texas. A new 300 bed facility was constructed adjacent to the existing El Paso Facility in 1999 to accommodate this new contract. The El Paso Multi-Purpose Facility was completed and became operational in the second quarter of 1999.

     Colorado. The Company purchased a management contract in May 1999 to operate Adams Community Corrections Program (ACCP) in Northglen, Colorado. The ACCP Program provides residential and non-residential services in three locations: The Phoenix Center, a 135-bed residential center in Henderson, Colorado; The Loft House, a 35-bed residential program in Denver, Colorado and The Garland Center, a day reporting center in Northglen, Colorado. The ACCP Program provides services pursuant to various state and local agencies.

     The Company purchased The Villa at Greeley in June 1999. The Villa owns and operates a 300-bed multi-purpose facility and provides residential and non-residential offender services and an assisted living program in Greeley, Colorado. The Villa contracts with various state and local agencies.

     Avalon is evaluating additional correctional projects in several states.

Asstets Held For Sale-

     Avalon previously provided mental health services and assisted living services in Oklahoma and Colorado. Avalon's management made the decision to divest all non-correctional services at the end of 1996 to allow management to focus exclusively on private corrections. The remaining non-correctional assets at December 31, 1999, consists of an investment in one assisted living center which is marketed for sale. The Company has evaluated various offers to sell this investment, and management believes that the facility will be sold in the future.

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

     A combination of factors in many states has led to a revamping of the corrections processes (i.e., decreasing revenues, increasing prison population, litigation arising from substandard prison conditions, and substantial overcrowding) in addition to reallocation of limited prison resources. Private correctional services provide a substantial economic savings allowing the contracting governmental agency to comply with legislative and judicial pressure to improve prison conditions. Privately operated correctional management companies are able to provide high quality services at lower cost. Private correctional facilities operating as contractors for government agencies, pursuant to court order or otherwise, exist in virtually every state.

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

     Contracts for correctional services are awarded by government agencies and are generally based upon competitive bidding and quality of services provided. Avalon management believes the Company has several competitive advantages in contracting for community correctional services including: a) a fifteen-year history of providing quality services to the Oklahoma Department of Corrections;
b) a geographic location allowing for lower administrative overhead charges when bidding against competitors for regional contracts; c) accreditation by the American Correctional Association since 1990 and certification as a drug and alcohol provider since 1985; and d) a high quality and cost-effective corporate infrastructure for management, marketing, financial management, financial reporting, quality assurance, and providing support services.

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

     Approximately 25% of the Company's revenue is derived from contracts with the Oklahoma governmental agencies relating to the Company's private correctional facilities in Oklahoma City ("Carver Center"), Tulsa ("Avalon Correctional Center"), and Turley ("Turley Correctional Center"). Approximately 23% of the Company's revenue is derived from contracts with Colorado governmental agencies. Approximately 19% of the Company's revenue is derived from a contract with the Oklahoma governmental agencies relating to the Union City Juvenile Center. Approximately 18% of the Company's revenue is derived from contracts with Texas governmental agencies, relating to the Company's correctional facilities in El Paso, Texas.

Insurance -

     Avalon maintains insurance coverage for general liability, property and contents, automobile physical damage and liability, workers' compensation, and directors and officers. Avalon believes its existing insurance coverage is adequate.

Regulations -

     Avalon's community correctional facilities in Oklahoma are accredited by the American Correctional Association ("ACA"), an independent organization comprised of professionals in the corrections industry. The ACA utilizes compliance audit teams to rigorously examine all aspects of the Company's facilities and operations. The Company recognizes the importance of maintaining high quality management and operations at its facilities. Accreditation is generally granted for a three-year period. Carver Center has been accredited since 1990 and is currently accredited through 2002. Avalon Correctional Center was accredited in 1996 and is accredited through 2002. Turley Correctional Center was accredited in 1997 and is accredited through 2000. The application for accreditation of the Union City Juvenile Center was submitted during 1999.

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

Employees -

     At March 23, 2000, Avalon had approximately 470 full-time employees, including directors and officers. Avalon has not experienced a work stoppage, and management considers its employee relations to be good.

ITEM 2.   DESCRIPTION OF PROPERTY.

     Carver Center is a 250-bed minimum security correctional facility located in Oklahoma City, Oklahoma. The facility is located on five acres of land and includes five buildings. Avalon constructed a new 16,000 square foot dormitory at Carver Center in the second quarter of 1995. The Carver Center facility contains approximately 35,000 square feet of building space. Carver Center was sited, designed, and constructed by the Company.

     Avalon Correctional Center is a 252-bed minimum security correctional facility located on approximately two acres of land in Tulsa, Oklahoma. The construction of the approximately 36,000 square foot facility was completed and opened by the Company in July 1995. The Avalon Correctional Center was sited, designed, and constructed by the Company.

     Turley Correctional Center is a 150-bed minimum security correctional facility located in Tulsa, Oklahoma. The facility is located on a thirty-five acre tract of land and includes seven buildings. The Turley Correctional Center was purchased by the Company in October 1997. A new 26,000 square foot correctional facility is being constructed on the grounds at the Turley Correctional Center. The new facility is scheduled to open in April 2000.

     El Paso Intermediate Sanction Facility is a 150-bed medium security correctional facility located on seven acres of land in El Paso, Texas. The facility was constructed as an intermediate sanction facility. The 36,000 square foot facility was purchased by the Company in 1996.

     Union City Juvenile Center is an 160-bed medium security juvenile correctional facility located on 20 acres of land in Union City, Oklahoma. Construction of the 45,000 square foot facility was completed and the Center began receiving offenders in February 1999. The Union City Juvenile Center was sited, designed, and constructed by the Company.

     El Paso Multi Purpose Facility is a 300-bed medium security correctional facility on seven acres of land purchased in 1998 in El Paso, Texas.
Construction of the 54,000 square foot facility was completed in 1999. The El Paso Multi Purpose Facility was sited, designed, and constructed by the Company.

     The Phoenix Center is a 135-bed minimum security correctional facility located in Northglen, Colorado. The 13,200 square foot facility is located on approximately 2.2 acres of land. The Phoenix Center was acquired by the Company in 1999.

     The Villa at Greeley is a 300-bed multi-use correctional facility located in Greeley, Colorado. The 101,000 square foot facility is located on approximately four acres of land. The Villa at Greeley was acquired by the Company in 1999.

     The Loft House is a 35-bed minimum security leased facility located in Denver, Colorado.

     The Garland Center is a day reporting correctional program in Northglen, Colorado. The center is leased and contains approximately 3,500 square feet.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of Avalon's stockholders during the quarter ended December 31, 1999.

                                    Part II
                                    -------

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Avalon's common stock trades on the NASDAQ SmallCap Market with the symbol "CITY". The following table reflects the range of high and low sales prices, as reported by the National Quotation Bureau for each quarterly period during 1999 and 1998. The prices represent inter-dealer prices, without retail mark up, mark down, or commission and may not represent actual transactions. Trading in Avalon's common stock is limited and may not be an indication of the value of the common stock.

Quarterly Period Ended                  High                    Low
----------------------                  ----                    ---
March 31, 1998                          4 3/4                   2 3/4
June 30, 1998                           4 11/16                 3 1/4
September 30, 1998                      4 1/4                   3 7/8
December 31, 1998                       4                       3 7/8
March 31, 1999                          4 7/8                   3 5/8
June 30, 1999                           4 3/4                   3 7/8
September 30, 1999                      2 7/8                   2 1/32
December 31, 1999                       2 1/2                   1 1/4

     Avalon had approximately 800 holders of record of its common stock as of March 23, 2000. No dividends were declared during 1999 and 1998. Avalon's Board of Directors presently intends to retain all earnings in the foreseeable future for use in Avalon's business. Payment of dividends on the Common Stock is restricted by certain credit facilities.

     The average high and low price for the Common Stock, as reported on the NASDAQ SmallCap Market System was $1.87 per share on March 23, 2000.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources -

     The Company's business strategy is to focus on the private community corrections industry, expanding its operations in existing and additional states through new Federal and state contracts and selective acquisitions. The successful implementation of the Company's growth plan has created the need for additional capital and financing. The Company has been successful in securing $37 million of new capital and credit facilities since September 1997.

     Working capital at December 31, 1999 was $915,000 representing a current ratio of 1.36:1.00, compared to working capital of $8,643,000 and a current ratio of 3.04:1.00 at December 31, 1998. The decrease in working capital from December 31, 1998 is primarily due to the utilization of the proceeds from the $15 million private placement completed September 16, 1998. Capital expenditures were $21.1 million in 1999, compared to $3.7 million in 1998. The 1999 capital expenditures include: construction costs for the Union City Juvenile Center, completed in February 1999; construction costs for the El Paso Multi-Purpose facility, completed in June, 1999; the acquisition of the operations of ACCP in May, 1999; and the acquisition of the Villa at Greeley in June, 1999; and construction of the new facility at the Turley Correctional Center, scheduled for completion in April 2000.

     The Company had approximately $2.3 million of cash and revolving credit available for new projects at December 31, 1999. The Company believes it has adequate cash reserves and cash flow from operations to meet its current cash requirements. The Company expects current contracts to generate sufficient income to increase cash reserves, while minimizing income taxes through the utilization of tax loss carry forwards.

     The Company secured an $18 million senior credit facility with Fleet Capital Corporation in February 1999. The credit facility with Fleet Capital Corporation was amended in December of 1999 to provide for a credit facility consisting of a $13.5 million term loan and a revolving line of credit equal to the lesser of $3 million or 80% of eligible accounts receivable.

     All non-correctional operations were discontinued in the fourth quarter of 1996 and all related assets have been sold or are being held for sale. 1998 earnings include only correctional facility operations, except for $91,000 recorded for losses on facilities held for sale.

Results of Operations -

     Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998 -

     Total revenues from continuing operations increased by 118% to $16.8 million in 1999 from $7.7 million in 1998. The net increase in revenues was a result of increased census at the Avalon Correctional Center, the opening of the Union City Juvenile Center in February 1999, the opening of the El Paso Multi-Purpose facility in June 1999, the acquisition of the ACCP operations in May 1999, and the acquisition of The Villa at Greeley in June 1999.

     The Company's net income before cumulative effect of change in accounting principles and extraordinary loss was $118,000 or $0.03 basic and $0.02 diluted per share in 1999 compared to a loss in 1998 of $376,000 or $0.11 basic and diluted per share.

     The Company reported net income of $83,000 or $0.02 basic and diluted per share in 1999 compared to a net loss in 1998 of $450,000 or $0.13 basic and diluted per share.

     Operating income, before interest, depreciation, and income taxes increased approximately 162% to $3,871,000 in 1999 from $1,476,000 in 1998. The average daily inmate census increased to 1,145 in 1999 from 496 in 1998. The census increase was a result of an increase in census at the Avalon Correctional Center during 1999, the opening of the Union City Juvenile Center in February 1999, the opening of the El Paso Multi-Purpose facility in June 1999, the acquisition of the ACCP operations in May 1999, and the acquisition of The Villa at Greeley in June 1999.

     Direct operating expenses increased by 140% in 1999 over 1998. The increase was a result of the opening of the Union City Juvenile facility in February 1999, the opening of the El Paso Multi-Purpose facility in June 1999, the acquisition of the ACCP operations in May 1999, and the acquisition of The Villa at Greeley in June 1999.

     General and administrative expenses increased by 18% in 1999. The majority of the increase was a result of additional staffing for the new facilities opening in 1999 and the 1999 acquisitions. General and administrative expenses decreased to 8% of revenues in 1999 compared to 14% of revenues in 1998.

     Interest expense increased by $1,343,000 in 1999 as a result of the indebtedness utilized for the new facilities opening in 1999 and the 1999 acquisitions.

ITEM 7.  FINANCIAL STATEMENTS.


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of
Avalon Correctional Services, Inc.

We have audited the accompanying consolidated balance sheets of Avalon Correctional Services, Inc. and subsidiaries (the "Company") (formerly Avalon Community Services, Inc.) as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 17 to the financial statements, during the year ending December 31, 1998, the Company adopted the provisions of Statement of Position 98-5 " Reporting on Costs of Start Up Activities" which changed its method of accounting for deferred development and new facility opening costs.

GRANT THORNTON LLP

Oklahoma City, Oklahoma
March 17, 2000

              AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                      Year Ended December 31,
                                                       1999            1998
                                                   ------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents ....................   $    601,000    $  5,181,000
  Investment in short term U.S. treasury bills .           --         5,919,000
  Related party receivables ....................        294,000            --
  Accounts receivable, net .....................      2,174,000       1,348,000
  Current maturities of notes receivable .......         31,000         322,000
  Prepaid expenses and other ...................        360,000         100,000
                                                   ------------    ------------
       Total current assets ....................      3,460,000      12,870,000
Property and equipment, net ....................     29,552,000      13,644,000
Other assets ...................................      5,428,000       2,251,000
                                                   ------------    ------------
Total assets ...................................   $ 38,440,000    $ 28,765,000
                                                   ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable, accrued liabilities
    and other ..................................   $  1,395,000    $  2,026,000
  Current maturities of long-term debt .........      1,150,000       2,201,000
                                                   ------------    ------------
       Total current liabilities ...............      2,545,000       4,227,000
Long-term debt, less current maturities ........     25,554,000      14,348,000
Convertible debentures .........................      3,850,000       3,850,000
Redeemable common stock, $.001 par
  value 1,622,448  shares issued and
  outstanding in 1999 and 1998 .................      4,124,000       4,124,000
Stockholders' equity:
  Common stock - par value $.001; 24,000,000
    shares authorized; 4,715,900 and 4,664,598
    shares issued and outstanding in 1999 and
    1998, respectively, less 1,662,448 shares
    subject to repurchase in 1999 and 1998 .....          3,000           3,000
  Preferred stock; par value $.001; 1,000,000
    shares authorized; none issued .............           --              --
  Paid-In capital ..............................      6,686,000       6,618,000
  Accumulated deficit ..........................     (4,322,000)     (4,405,000)
                                                   ------------    ------------
       Total stockholders' equity ..............      2,367,000       2,216,000
                                                   ------------    ------------
Total liabilities and stockholders' equity .....   $ 38,440,000    $ 28,765,000
                                                   ============    ============

             These accompanying notes are an integral part of these
                       consolidated financial statements


              AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             Year Ended December 31,

                                                       1999            1998
                                                   ------------    ------------

Revenues .......................................   $ 16,803,000    $  7,686,000
Costs and expenses:
  Direct operating .............................     11,302,000       4,692,000
  General and administrative ...................      1,292,000       1,091,000
  Development costs ............................        338,000         336,000
  Losses from property held for sale ...........           --            91,000
  Depreciation and amortization expense ........      1,186,000         628,000
  Interest expense .............................      2,567,000       1,224,000
                                                   ------------    ------------
Net income (loss) before cumulative effect of
  change in accounting principles and
  extraordinary loss ...........................        118,000        (376,000)

Cumulative effect of change in
  accounting principles ........................           --           (74,000)

Extraordinary loss on extinguishment of debt ...        (35,000)           --
                                                   ------------    ------------

Net income (loss) ..............................   $     83,000    $   (450,000)
                                                   ============    ============

Basic income (loss) per share:
  Net income (loss) before items noted below ...   $       0.03    $      (0.11)
  Cumulative effect of change in
    accounting principles ......................           --             (0.02)
  Extraordinary loss on retirement of debt .....          (0.01)           --
                                                   ------------    ------------

  Net income (loss) per share: .................   $       0.02    $      (0.13)
                                                   ============    ============

Weighted average number of common
  shares outstanding, basic ....................      4,670,333       3,499,403
                                                   ============    ============

Diluted income (loss) per share:
  Net income (loss) before items noted below ...   $       0.02    $      (0.11)
  Cumulative effect of change in
    accounting principles ......................           --             (0.02)
  Extraordinary loss on retirement of debt .....           --              --
                                                   ------------    ------------

  Net income (loss) per share: .................   $       0.02    $      (0.13)
                                                   ============    ============

Weighted average number of common
  shares outstanding, diluted ..................      5,125,333       3,499,403
                                                   ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

              AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                              Common                      Total          Total
                                Common        Stock        Paid-In     Accumulated   Stockholders'
                             Stock Shares     Amount       Capital       Deficit        Equity
                             -----------   -----------   -----------   -----------    -----------
Balance, January 1, 1998 .     2,982,170   $     3,000   $ 6,189,000   $(3,955,000)   $ 2,237,000

Net loss .................          --            --            --        (450,000)      (450,000)

Stock options exercised ..        17,480          --          29,000          --           29,000

Issuance of redeemable
  common stock............     1,622,448          --            --            --             --

Issuance of warrants .....          --            --         266,000          --          266,000

Warrants exercised, net
  of issuance costs ......        42,500          --         134,000          --          134,000
                             -----------   -----------   -----------   -----------    -----------

Balance, December 31, 1998     4,664,598         3,000     6,618,000    (4,405,000)     2,216,000

Net income ...............          --            --            --          83,000         83,000

Stock options exercised ..         6,302          --           8,000          --            8,000

Warrants exercised, net
  of issuance costs ......        45,000          --          60,000          --           60,000
                             -----------   -----------   -----------   -----------    -----------

Balance, December 31, 1999     4,715,900   $     3,000   $ 6,686,000   $(4,322,000)   $ 2,367,000
                             ===========   ===========   ===========   ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

               AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW


                                                      Year ended December 31,
                                                       1999            1998
                                                   ------------    ------------
OPERATING ACTIVITIES:
  Net income (loss) ............................   $     83,000    $   (450,000)
   Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities
       Amortization of discount on investments .        (81,000)        (47,000)
       Depreciation and amortization ...........      1,186,000         628,000
       Amortization of debt issue costs ........        211,000          55,000
       Extraordinary item - extinguishment of debt       35,000            --
       (Gain) loss  on sale of property ........         (5,000)         18,000
       Write down of property ..................         13,000          17,000
       Cumulative effect of change in accounting
         principles ............................           --            74,000
       Other ...................................         29,000            --
       Changes in operating assets and liabilities:
         Decrease (increase) in -
           Accounts receivable .................       (826,000)       (675,000)
           Due to / from related parties .......       (294,000)        (97,000)
           Prepaid expenses and other assets ...       (260,000)          7,000
           Increase (decrease) in accounts
             payable and other .................        700,000        (335,000)
                                                   ------------    ------------
               Net cash provided by (used in)
                 operations ....................        791,000        (805,000)

INVESTING ACTIVITIES:
  Purchase of short term investments ...........           --        (5,872,000)
  Proceeds from maturity of certificate
    of deposit .................................           --           500,000
  Capital expenditures and acquisitions ........     (9,513,000)     (3,737,000)
  Acquisitions of businesses and contracts .....    (11,634,000)           --
  Proceeds from sale of short term investments .      6,000,000            --
  Funding of note receivable ...................           --            (4,000)
  Proceeds from payments on notes receivable ...        291,000          16,000
  Proceeds from disposition of property ........         17,000          16,000
  Proceeds from disposition of discontinued
    operations .................................           --           280,000
                                                   ------------    ------------

               Net cash used in investing
                 activities ....................    (14,839,000)     (8,801,000)

FINANCING ACTIVITIES:
  Proceeds from borrowing ......................     26,480,000      16,515,000
  Repayment of borrowing .......................    (16,272,000)     (6,532,000)
  Payment of debt issue costs ..................       (808,000)     (1,452,000)
  Proceeds from warrant and option exercise ....         68,000         163,000
  Proceeds from issuance of redeemable
    common stock ...............................           --         4,635,000
                                                   ------------    ------------

               Net cash provided by
                 financing activities ..........      9,468,000      13,329,000
                                                   ------------    ------------

              Net increase (decrease)
                in Cash And Cash Equivalents ...     (4,580,000)      3,723,000

 Cash and Cash Equivalents, Beginning of Period       5,181,000       1,458,000

 Cash and Cash Equivalents End of Period .......   $    601,000    $  5,181,000
                                                   ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
         Interest ..............................   $  2,389,000    $ 1,286, 000
         Income Taxes ..........................           --              --


Non cash investing and financing activities:

      The Company had approximately $1,231,000 relating to construction costs, and $100,000 relating to debt issue costs financed through accounts payable at December 31, 1998. The Company issued warrants of approximately $266,000 in exchange for financial advisory services during 1998.

     The Company purchased businesses and contract rights during the year ended December 31, 1999. The following liabilities were assumed in conjunction with those purchases.

  Assets acquired                                  $ 11,800,000

  Cash paid                                          11,634,000
                                                    -----------
  Liabilities assumed                              $    166,000
                                                    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.


              AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE YEARS ENDED 1999 AND 1998

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business-

     Avalon Correctional Services, Inc. ("Avalon" or the "Company") (formerly Avalon Community Services, Inc.) is an owner and operator of private community correctional services. Avalon specializes in privatized community correctional facilities and intensive correctional programming. Avalon is currently operating in Oklahoma, Texas and Colorado with plans to significantly expand into additional states. Avalon's business strategy is designed to elevate the Company into a dominant provider of community correctional services by expanding its operations through new state and Federal contracts and selective acquisitions. Avalon owns a 250-bed minimum security facility in Oklahoma City, Oklahoma, a 252-bed minimum security facility in Tulsa, Oklahoma, a 150-bed adult residential community corrections facility in Tulsa, Oklahoma; a 150-bed medium security facility in El Paso, Texas; a 300-bed medium security facility in El Paso, Texas; a 160-bed medium security juvenile facility in Union City, Oklahoma; a 135-bed halfway house located in Henderson, Colorado; and a 300-bed multi-use facility in Greeley, Colorado. Avalon also operates a 35-bed halfway house located in Denver, Colorado, and a day reporting center in Northglen, Colorado. The Colorado community corrections programs also provide non-residential services to approximately 800 offenders in the State of Colorado.

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

Concentrations of Credit Risk -

     Financial instruments potentially subjecting the Company to concentrations of credit risk consist principally of temporary cash investments, accounts receivable and notes receivable. The Company places its temporary cash investments with high credit quality financial institutions and money market funds and limits the amount of credit exposure to any one institution or fund. Concentrations of credit risk with respect to accounts receivable are limited due to the fact that a significant portion of the Company's receivables are from government agencies. The Company maintains an allowance for doubtful accounts for potential credit losses. The allowance for doubtful accounts at December 31, 1999 and 1998 was $9,000. Actual bad debt expenses have not been material. Credit risk on a note receivable by the Company is partially mitigated by the collateralization of the note by second lien on real estate.

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

Revenue Recognition -

     The Company recognizes revenues as services are provided. Revenues are generally earned based upon the number of inmates on a per diem basis at the Company's correctional facilities. All correctional revenues are received monthly from various governmental agencies.

Deferred Development Costs -

     Pursuant to Statement of Position 98-5 "Reporting on the Costs of Start Up Activities", the Company began expensing development and new facility opening costs as incurred. See Note 17.

Net Income (Loss) Per Common Share -

     Basic income (loss) per share has been computed on the basis of weighted average shares outstanding during each period. Diluted income (loss) per share has been computed based on the assumption that all dilutive options and warrants are exercised.

NOTE 2.  INVESTMENTS

     The amortized cost of debt securities, together with their estimated fair value, are summarized as follows as of December 31, 1998.

                                               Gross      Gross
                                   Cost/    Unrealized  Unrealized
Type of Investment    Year   Amortized Cost    Gains      Losses     Fair Value
-------------------------------------------------------------------------------
U.S. Treasury Bills   1998    $ 5,919,000       ---        ---      $ 5,919,000
U.S. Treasury Bills   1999          ---         ---        ---            ---

     The Company had no sale or maturities of investments during 1998. All U.S. Treasury Bills held at December 31, 1998 were sold during 1999.

NOTE 3.  PROPERTY AND EQUIPMENT

     The elements of property and equipment and related accumulated depreciation as of December 31, 1999 and 1998 are as follows:

                                                                   Accumulated
                                                 Cost              Depreciation
                                                 ----              ------------
        December 31, 1999
          Land                                 $  3,148,000       $      ---
          Buildings and Improvements             25,516,000          1,247,000
          Furniture and Equipment                 1,750,000            726,000
          Transportation Equipment                1,488,000            377,000
                                                -----------        -----------
                                               $ 31,902,000       $  2,350,000
                                                ===========        ===========
        December 31,1998
          Land                                 $  1,388,000       $      ---
          Buildings and Improvements              7,586,000            758,000
          Furniture and Equipment                   933,000            533,000
          Transportation Equipment                1,086,000            258,000
          Construction in Progress                4,200,000              ---
                                                -----------        -----------
                                               $ 15,193,000       $  1,549,000
                                                ===========        ===========

     Capitalized  interest  on  construction   projects  totaled   approximately
$221,000 and $71,000 respectively, for the years ended December 31, 1999 and 1998.

NOTE 4.  ACCOUNTS PAYABLE, ACCRUED LIABILITIES AND OTHER

     The elements of accounts payable, accrued liabilities and other as of December 31, 1999 and 1998 are as follows:

                                           1999                  1998
                                       ------------          ------------
        Trade accounts payable         $    364,000          $  1,450,000

        Accrued interest payable            121,000               154,000

        Accrued salary and benefits         501,000               168,000

        Other accrued liabilities           409,000               254,000
                                       ------------          ------------
                                       $  1,395,000          $  2,026,000
                                       ============          ============

NOTE 5.  CORRECTIONAL CONTRACTS

     The Company contracts with various governmental agencies to provide correctional services. The contracts generally specify for the Company to provide correctional services including complete residential services and programming in the Company's facilities ("Residential Services") or specified correctional programming services in the governmental agency's facilities ("Programming Services"). Compensation paid to the Company for Residential Services is generally based on a per person, per day basis. Compensation paid to the Company for Programming Services is generally based upon the units of service provided. Contract revenues from contracts exceeding 10% of total Company revenue for the years ending December 31, are as follows:


                                                 1999               1998
                                              ---------          ---------
        Governmental Agency A                    25%                49%

        Governmental Agency B                     *                 18%

        Governmental Agency C                     *                 13%

        Governmental Agency D                    23%                 *

        Governmental Agency E                    19%                 *

        Governmental Agency F                    10%                 *


  *Less than 10%

     The Company has a fifteen (15) year Residential Services contract with West Texas Community Supervision and Corrections Department and a four year Residential Services contract with the Texas Department of Criminal Justice Parole Department to provide correctional services in El Paso, Texas that extend through August 31, 2011 and August 31, 2004, respectively. The Company's current Residential Services contracts with the Oklahoma Department of Corrections extend through June 30, 2000. The Company's current contracts with the Colorado Department of Corrections extend through June 30, 2000. The Company's current contract with the Oklahoma Office of Juvenile Affairs extends through December 1, 2000 with renewal options through December 1, 2003.

NOTE 6.  LONG-TERM DEBT

Long-term debt consists of the following:

                                                      Year Ended December 31,

                                                        1999          1998
                                                     -----------   -----------
               Revolving bank line of credit,
                collateralized by accounts
                receivable, with interest at
                1% over prime (effective rate
                of 9.5% at December 31, 1999);
                due Feb 2004  ......................   $   110,000   $   724,000

               Notes payable to banks,
                collateralized by equipment
                due in installments through
                July 1999 with interest at 7.99%  ..          --           2,000

               Notes payable to banks,
                collateralized by transportation
                equipment, due in installments
                through March 2012 with interest
                ranging from 4.90% to 9.49%  .......       822,000       676,000

               Notes payable to banks,
                collateralized by land, buildings,
                and improvements due in installments
                through June 2012 with interest
                ranging from 8.95% to 11%  .........    15,448,000     4,631,000

               Note payable to an individual,
                uncollateralized, with interest at
                8.5%, due in April 1999 ............          --         160,000

               Note payable to an investment
                company, uncollateralized with
                interest at 12.5%, due in four
                installments beginning in 2005,
                including original issue premium ...    10,324,000    10,356,000
                                                       -----------   -----------
                                                        26,704,000    16,549,000

               Less - current maturities ...........     1,150,000     2,201,000
                                                       -----------   -----------

                                                       $25,554,000   $14,348,000
                                                       ===========   ===========

     The Company completed a senior credit facility with Fleet Capital Corporation on February 25, 1999. The Company utilized existing cash reserves in February 1999 to retire $5,053,000 in existing indebtedness upon the completion of the senior credit facility. The difference between the Company's carrying value of debt and the amounts paid to extinguish the debt resulted in an extraordinary loss of $35,000. The aggregate maturities of long-term debt for each of the next five years are as follows: 2000: $1,150,000; 2001: $1,834,000; 2002: $1,811,000; 2003: $10,866,000; 2004: $335,000 and $10,708,000 thereafter.
The senior credit facility has certain financial covenants requiring the Company to maintain certain earnings and financial ratios among other things.


     The Company completed a $15,000,000 private placement of debt and equity with an investment company on September 16, 1998. Pursuant to the terms of the agreement, the Company tendered an unsecured subordinated note with a face value of $10,000,000 bearing interest of 12.5% with interest payable in quarterly installments until December 31, 2005, when the first of four quarterly principal installments are due. The Company also tendered 1,622,448 shares of redeemable common stock to the investment company. These shares are subject to repurchase by the Company under certain circumstances, or beginning September 16, 2003 at the holders option, at the then current average traded price of the stock. Since the redemption price is not determinable, the stock is carried at its fair value at the time of issuance. The financial covenants require the Company, among other things, to maintain certain earnings and debt coverage ratios.

     The Company obtained an independent fair value appraisal of the debt and equity instruments reflecting a fair value allocation of the debt of $10,365,000 and the fair value allocation of the redeemable common stock of $4,635,000. The original issue premium of $365,000 is being accreted as a reduction of interest expense over the term of the debt instrument. Debt issue costs of $1,654,000 (including $266,000 representing the fair value of warrants issued to financial advisors) have been allocated to the debt and redeemable common stock based upon their fair values. Costs of $511,000 allocated to the redeemable common stock have reduced its book value to $4,124,000. Costs of $1,143,000 allocated to the debt instrument are included in other assets and are being amortized to interest expense over the life of the debt instrument using the effective interest method.

NOTE 7.  CONVERTIBLE DEBENTURES

     The Company completed a private placement of $4,150,000 of convertible debentures on September 12, 1997. The convertible debentures bear interest at 7.5% and mature on September 12, 2007. The convertible debentures may be redeemed by the Company at any time after May, 2000 at 106.5% of principal, declining to 100% at maturity. The convertible debentures are convertible into common stock at $3.00 per share at any time until their maturity. The convertible debenture holders signed agreements to subordinate the debentures to the $10,000,000 face value note issued on September 16, 1998. The Company redeemed $300,000 of convertible debentures at face value in September 1998.


NOTE 8.  STOCKHOLDERS' EQUITY

     The Company completed a private placement in August 1994, of 1,000,000 shares of common stock and 1,000,000 Class C stock purchase warrants and an additional 100,000 shares of common stock and 100,000 Class C stock purchase warrants were reserved for underwriters. The Company issued an additional 25,000 and 165,000 Class C stock purchase warrants, respectively, in 1997 and 1996. The Company has issued 452,500 shares of common stock upon the exercise of the Class C stock purchase warrants through December 31, 1999 and has a total of 837,500 Class C stock purchase warrants outstanding.

     The Class C stock purchase warrants provide for the purchase of the Company's common stock at any time until their expiration at March 31, 2000. The exercise price of the Class C stock purchase warrants is $3.19 per share as of December 31,1999. The warrants may be redeemed by the Company upon certain events for $.01 per share.

     The Company issued 200,000 Class D stock purchase warrants in August 1996, in connection with the acquisition of the El Paso Intermediate Sanction Facility. The Class D stock purchase warrants provide for the purchase of the Company's common stock at any time until their expiration at August 2, 2001. The exercise price of the class D warrants is $4.20 per share as of December
31,1999. The warrants may be redeemed by the Company upon certain events for $.01 per share.

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

     The Company issued 200,539 stock purchase warrants to financial advisors in September 1998, in connection with the $15,000,000 private placement. The stock purchase warrants provide for the purchase of the Company's common stock at any time until their expiration at September 2002. The exercise price of the warrants is $3.75 per share as of December 31,1999. The warrants may be redeemed by the Company upon certain events for $.01 per share. The fair value of the warrants was allocated between the proceeds the debt and equity issues as debt issue cost and a reduction in redeemable common stock.

     A 1994 agreement provided for the issuance of an option to issue 750,000 common stock purchase warrants to purchase common stock at $1.50 per share for each dollar of Company debt guaranteed by the Company's CEO. The warrants will have a five year term from the date of issuance. Management believes that the warrants had no economic value when granted, and accordingly, no amount has been assigned to such warrants in the financial statements.

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

     The options generally vest over a four or five-year period with a ten year expiration period. The Company amended its stock option plan on December 1, 1996, increasing the number of shares available under the Plan to 600,000.
Non-statutory options have been granted providing for the issuance of 342,560 shares of Class A common stock at exercise prices ranging from $1.50 to $4.25 per share. Options providing for the issuance of 202,446 shares were exercisable at December 31, 1999.

     During 1999, the Company offered holders of options with exercise prices exceeding $1.75 per share an exchange of their options for a reduced number of options with an exercise price of $1.75 per share, no change in vesting terms, and extension of the expiration date to ten years from the conversion date. At December 31, 1999, 368,900 options were cancelled and 203,020 options were reissued pursuant to this offer.

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

                                           1999            1998
                                        -----------     -----------
             Net Income (Loss)

               As reported ..........   $    83,000     $  (450,000)

               Pro forma ............      (147,000)       (760,400)

             Income (Loss) per share,
               basic and diluted

               As reported ..........   $      0.02     $     (0.13)

               Pro forma ............         (0.03)          (0.22)


     These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1995. The fair value of each grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 1999 and 1998, respectively: no expected dividends; expected volatility of 76% and 85%; risk-free interest rate of 5.9% and 5.9%; and expected lives of ten years.

     The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options with no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Company's employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. It is management's opinion that the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     A summary of the status of the Company's stock option plan as of December 31, 1999 and 1998, and changes during the years ending on those dates is presented below.

                                           1999                   1998
                                   --------------------    --------------------
                                               Weighted                Weighted
                                               average                 average
                                               exercise                exercise
                                   Shares       price      Shares       price
                                   -------     --------    -------     --------
  Outstanding at
   beginning of year .........     492,900     $   3.18    477,330     $   3.11
      Granted ................     281,920         1.98     85,830         3.11
      Exercised ..............      (6,302)        1.86    (17,480)        1.67
      Forfeited ..............     (57,058)        3.56    (52,780)        2.95
      Cancelled ..............    (368,900)        3.56       --            --
                                   -------     --------    -------     --------
  Outstanding at
   end of year ...............     342,560         1.73    492,900         3.18
  Options exercisable
   at year end ...............     202,466         1.69    216,690         2.64
                                               --------                --------
  Weighted average
   fair value of
   options granted
   during the year ...........                 $   1.54       --       $   3.29
                                               ========                ========
     The following table summarizes information about fixed-price stock options outstanding at December 31, 1999.

                              Options outstanding          Options exercisable
                       --------------------------------    --------------------
                                      Weighted
                        Number       average    Weighted    Number      Weighted
                      outstanding   remaining   average   outstanding   average
                          at       contractual  exercise      at        exercise
                       12/31/99       life       price     12/31/99      price
                       --------      ------     -------    --------     -------
$1.50 to $2.25 .....    338,560       8.32      $  1.71     201,966     $  1.68
$2.26 to $3.39 .....      2,000       9.58      $  2.44       --            --
$3.40 to $4.25 .....      2,000       8.00      $  4.00         500     $  4.00
                       --------                            --------
$1.50 to $4.25 .....    342,560                             202,466
                       ========                            ========

NOTE 10.  ACQUISITIONS AND CONTRACT AWARDS

     The Company was awarded a five year contract in March 1998 with the Oklahoma Office of Juvenile Affairs. The contract is to site, design, build, and operate a facility to provide services for 80 youthful delinquent male offenders ages 13 to 19. The contract is expected to generate revenues of $18,800,000 over a five year period. The Company completed construction of the facility and commenced operations under this contract in the first quarter of 1999.

     The Company was awarded a new contract in July 1998 with the Texas Department of Criminal Justice for an additional 200 adult male offenders. The Company sited, designed, and constructed a new 300 bed secure facility in El Paso, Texas. The El Paso Multi Purpose Facility was completed and became operational in the second quarter of 1999.

     The Company acquired the management contract and correctional contracts of Adams Community Corrections Program, Inc. (ACCP) from CSC, Inc. on April 30, 1999. The purchase price was allocated $1,515,000 to contract rights and $1,450,000 to real estate. The management contract provides for fees, overhead and direct expense reimbursement from ACCP. The revenues and expenses of the contracts subsequent to April 30, 1999 are included in operations of the Company. The contract rights are amortized over their expected lives of fifteen years and resulted in amortization expense of approximately $67,000 in 1999.

     ACCP is a Colorado non-profit company specializing in Community Corrections in Adams County, Colorado. ACCP operates three facilities, the Phoenix Center, Loft House and Garland Center. The Phoenix Center is a 135-bed halfway house located in Henderson, Colorado. The Loft House is a 35-bed halfway house located in Denver, Colorado. The Garland Center is a day reporting center in Northglenn, Colorado providing services to non-residential offenders.

     The Company acquired The Villa at Greeley, LLC on June 9, 1999. The Villa at Greeley is a private provider of residential services and programs for community corrections offenders. The Company assumed management and began operating the facility effective June 1, 1999. The Villa at Greeley, LLC provides services to approximately 300 individuals for residential services and also provides day reporting and non-residential services to approximately 560 offenders. The Company also purchased the buildings and land in Greeley, Colorado utilized by the Villa at Greeley, LLC. Pursuant to the terms of the agreement, all assets and liabilities existing at June 1, 1999 were excluded from the transaction with the exception of the property, plant, and equipment and contracts with various state and local government agencies and legal rights. The purchase price was allocated $7,100,000 to real estate, $147,000 to property and equipment, $12,000 to other assets, and $1,576,000 to contract rights. Contract rights are amortized over their estimated lives of fifteen years and resulted in amortization expense of approximately $57,000 in 1999.

The following summarized pro forma unaudited information assumes the acquisition of The Villa at Greeley, LLC had occurred on January 1, 1998: Year ended December 31,

                                                 1999                 1998
                                             ------------         ------------
        Revenues                             $ 18,989,000         $ 11,899,000
        Net income (loss)                    $    217,000         $   (202,000)
        Income (loss) per share, basic       $       0.05         $      (0.06)
        Income (loss) per share, diluted     $       0.04         $      (0.06)

     The above amounts are based upon certain assumptions and estimates the Company believes are reasonable. The pro forma results do not necessarily represent results that would have occurred if the business combination had taken place at the date and on the basis assumed above.

NOTE 11.  EARNINGS PER SHARE

     The following table sets forth the computation of earnings per share and earnings per share assuming dilution.

                                               1999               1998
                                            -----------       -----------
Numerator

  Net income (loss) before cumulative
    changes in accounting principles        $   118,000       $  (376,000)
                                            -----------       -----------
  Denominator for earnings per share

    Weighted average shares
    outstanding - basic                     $ 4,670,333       $ 3,499,403

    Effect of dilutive securities

      - stock options                           127,541             ---

      - stock warrants                          327,459             ---
                                            -----------       -----------
Denominator for earnings per share
  assuming dilution                           5,125,333         3,499,403
                                            ===========       ===========
Earnings (loss) per share, basic            $      0.03       $    (0.11)
                                            ===========       ===========
Earnings (loss) per share
  assuming dilution                         $      0.02       $    (0.11)
                                            ===========       ===========

NOTE 12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts and estimated fair values of the Company's financial instruments, none of which were held for trading purposes, were as follows:

                                                Year Ended December 31,

                                       1999                     1998
                             ------------------------  ------------------------
                                           Estimated                 Estimated
                               Carrying      fair       Carrying       fair
                                amount       value       amount        value
                             -----------  -----------  -----------  -----------
Financial Assets

  Cash and cash equivalents  $   601,000  $   601,000  $ 5,181,000  $ 5,181,000

  Short-term investments ..         --           --      5,919,000    5,919,000

  Notes receivable ........       31,000       31,000      322,000      322,000

Financial liabilities

  Variable rate debt ......      110,000      110,000      724,000      724,000

  Fixed rate debt .........   26,594,000   26,270,000   15,825,000   15,998,000

  Convertible debentures ..    3,850,000    3,850,000    3,850,000    3,933,000

  Redeemable common stock .    4,124,000    2,069,000    4,124,000    4,470,000

     The fair values presented represent management's best estimates and may not be substantiated by comparisons to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Certain financial instruments and all nonfinancial instruments are not required to be disclosed; therefore, the aggregate fair value amounts presented do not purport to represent the underlying fair value of the Company.

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

     Cash and Cash Equivalents and Short-Term Investments - The carrying amounts reported in the accompanying consolidated balance sheets for cash and cash equivalents and short-term investments approximate fair value due to the highly liquid nature of the instruments.

     Notes Receivable - The carrying value of notes receivable approximates fair value because effective rates approximate current rates for loans to borrowers with similar maturities and credit risk.

     Variable Rate Debt - The carrying value of variable rate debt approximates fair value due to the variable rate nature of the instruments.

     Fixed Rate Debt - Fair values of fixed rate debt were calculated using interest rates in effect as of each year end with the other terms of the debt unchanged.

     Convertible   Debentures  -  Fair  value  of  convertible   debentures  was
calculated using interest rates in effect as of each year end with the other terms unchanged.

     Redeemable Common Stock - Fair value of redeemable common stock is calculated assuming exercise of the purchase option under the terms of the stock purchase agreement at December 31, 1999 and 1998.

NOTE 13.  INCOME TAX

     The difference between the tax basis of assets and liabilities and their financial reporting amounts that give rise to significant portions of deferred income tax assets and liabilities are: assets - net operating loss carry-forwards and nondeductible accruals and allowances; liabilities, accelerated tax depreciation. The Company has approximately $2,294,000 of net operating loss carry forwards at December 31, 1999, expiring through 2019.

     The following is a reconciliation of the provision for (benefit from) income taxes from continuing operations computed by applying the Federal statutory rate of 34% and the effective income tax rate for the years ended December 31, 1999 and 1998:

                                                     Year ended December 31,
                                                      1999             1998
                                                   -----------      -----------
Provision for (benefit from) income taxes

  at statutory rate ..........................     $    28,000      $  (128,000)

Nondeductible expenses .......................          12,000            9,000

State income taxes ...........................           3,000          (18,000)

Change in valuation allowance ................        (381,000)         118,000

Change in prior year estimate ................         338,000           19,000
                                                   -----------      -----------

  Total provision for (benefit from)
    income taxes .............................     $      --        $      --
                                                   ===========      ===========

Deferred tax assets and liabilities
  are as follows:

Deferred tax assets

  Net operating loss carry forward ...........     $   918,000      $ 1,058,000

  Nondeductible accruals and allowances ......         393,000          338,000

  Other ......................................           1,000            1,000
                                                   -----------      -----------
                                                   $ 1,312,000      $ 1,397,000

  Less: Valuation allowance ..................        (677,000)      (1,058,000)
                                                   -----------      -----------
        Deferred tax assets ..................         635,000          339,000
                                                   ===========      ===========

Deferred tax liabilities:

  Property and equipment .....................        (569,000)        (273,000)
                                                   -----------      -----------
        Deferred tax liabilities .............        (569,000)        (273,000)
                                                   -----------      -----------
          Net deferred tax asset .............     $    66,000      $    66,000
                                                   ===========      ===========

     The valuation allowance on tax assets increased (decreased) ($381,000) in 1999 and $421,000 in 1998, including ($381,000) and $396,000 related to continuing operations in 1999 and 1998, respectively. The increase in valuation allowance for 1998 was a result of an increase in prior year operating loss of $188,000 and increase in the tax basis of assets of $63,000. The decrease in valuation allowance in 1999 was primarily the result of a change in prior year estimate.

NOTE 14. RELATED PARTY TRANSACTIONS

     The Company entered into agreements with affiliated entities in 1995 and 1996 to develop and manage two assisted living centers. The Company received a 15% equity interest in each assisted living center and has an investment of approximately $183,000 at December 31, 1999. The Company sold one facility in 1997 and plans to sell its interest in the remaining facility. The Company believes it will recover its investment from sales proceeds. Facility debt of $1,925,000 is guaranteed by the Company at December 31, 1999.

NOTE 15.  COMMITMENTS AND CONTINGENCIES

     Total   lease   expense   was  $67,000  and  $58,000  for  1999  and  1998,
respectively, under all operating leases. The future minimum lease payments are as follows: 2000 - $67,000, 2001 - $59,000 , 2002 - $26,000, and 2003 - $6,000.

     The Company executed three-year employment agreements with the Company's CEO and President in 1997. The agreements provide for compensation at a base rate and increases to be determined on an annual basis by the Board of Directors. The agreements also contain provisions for severance pay and disability payments, as well as non-compete agreements preventing them from engaging in a business deemed similar to that of the Company. The Company has a Retirement Compensation Plan with its CEO and President. The unfunded accrual for this plan of $94,000 is included in accrued liabilities at December 31, 1999.

NOTE 16.  LITIGATION

     The Company is a party to litigation arising in the normal course of business. Management believes that the ultimate outcome of these matters will not have a material effect on the Company's financial condition or results of operations.

NOTE 17.  CHANGE IN ACCOUNTING PRINCIPLE

     During the fourth quarter of 1998 the Company elected to adopt, for all of 1998 and future years, the provision of Statement of Position 98-5 "Reporting on Costs of Start Up Activities". Prior to January 1, 1998, development and new facility opening costs had been deferred and amortized over the life of the contract. As a result of the adoption of the new pronouncement, deferred costs of approximately $74,000 were charged to operations and reported as cumulative effect of change in accounting principle, effective January 1, 1998. The effect of the change in 1998 was to increase net loss before the cumulative effect of change in accounting principles by approximately $207,000 or $0.06 per share. Pursuant to the pronouncement, presentation of the pro forma effects of retroactive application are not required.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

MANAGEMENT -

Name                          Age     Position(s) with the Company

Donald E. Smith ...........   47      Chief Executive Officer, Director
Jerry M. Sunderland .......   63      President, Director
Tim West ..................   51      Vice President of Operations
Ronald Champion............   45      Vice President of Operations
Randall J.  Wood ..........   41      Corporate Secretary and Counsel
Tiffany Smith..............   33      Vice President of Corporate Communications
Lloyd Lovely ..............   50      Vice President of Finance
Shawn Sunderland...........   36      Vice President of Operations
Eric Gray..................   43      Vice President and Counsel
Robert O. McDonald ........   61      Director
Mark S.  Cooley ...........   42      Director
James P. Wilson ...........   41      Director

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

     Ron Champion was appointed as Vice President of Operations in July 1999. Mr. Champion has been engaged in the corrections industry for 25 years with special skills in facility operations in community corrections and adult secure institutions. Mr. Champion's experience includes serving as a superintendent of a work release center and a supervisor of two adult correctional institutions. Mr. Champion served as warden of a medium security prison in Oklahoma for 11 1/2 years prior to joining Avalon. His administrative responsibilities have ranged from day-to-day management including supervision, administration, and quality assurance, formulating policies and procedures, hiring, training, and supervising staff. His leadership is recognized in accreditation through the American Correctional Association throughout his administrative tenure.

     Randall J. Wood joined Avalon in 1995 and serves as Corporate Secretary and Counsel for the Company. Prior to joining the Company in 1996, Mr. Wood's practice was focused primarily in the field of real property and commercial litigation. Mr. Wood practiced with the firm of Stack & Barnes, P.C. for ten years, and was with the firm of Hammons, Vaught, & Conner prior to joining the Company. Mr. Wood is a member of the Oklahoma Bar Association and is authorized in Oklahoma Federal Courts and the Tenth Circuit Court of Appeals. Mr. Wood is responsible for the duties of the Corporate Secretary, management of legal matters, and compliance with government regulations for the Company and its subsidiaries. Mr. Wood received his law degree from the University of Oklahoma in 1983.

     Tiffany Smith joined the Company in 1994 as the Public Information Officer and was promoted to Assistant Corporate Secretary for the Company in 1997 and to Vice President of Corporate Communications in 1999. Ms. Smith served for four years as marketing manager for Eagle Picher Industries, a New York Stock Exchange listed company, prior to joining Avalon. Ms. Smith has developed and is responsible for directing the Company's Corporate Communications and Public Relations department and implementing marketing strategies. Ms. Smith is the primary contact for the Company's shareholders and investors. Ms. Smith received a Bachelors Degree in Business Administration, Marketing and Management from Missouri Southern State College. Ms. Smith is the spouse of Donald Smith, Chief Executive Officer.

     Lloyd Lovely was appointed Vice President of Finance in March, 2000. Mr. Lovely has overall responsibility for administration of the financial reporting functions for the Company and subsidiaries. Mr. Lovely is also responsible for administration of the Company's human resources department, and other administrative functions including GAAP and SEC compliance. Mr. Lovely's business experience includes retailing, manufacturing, and medical industries. Mr. Lovely received his degree in Accounting from Central State University, a Masters degree from Central State University, and is a Certified Public Accountant.

     Shawn Sunderland joined the Company in 1997 and was promoted to Vice President of Operations in February 1999. Mr. Sunderland has been engaged in the corrections and law enforcement industry for more than 9 years and has served as Vice President of Business Development for the Company since 1997. Mr. Sunderland's responsibilities as Vice President of Business Development included project development including site development, lease negotiation, proposal development, facility design and program implementation. Mr. Sunderland was responsible for the planning, development, construction and opening of the Union City Juvenile Center and the construction of the El Paso Multi Purpose Facility. Mr. Sunderland received his Bachelors Degree in Organizational Leadership from Southern Nazarene University. Mr. Sunderland is the son of Jerry Sunderland, President.

     Eric Gray joined Avalon as a Vice President in June 1999. Mr. Gray serves as Corporate Counsel for the Company and is responsible for various administrative functions. Mr. Gray's responsibilities include pending litigation matters, contract review and State law compliance issues. Mr. Gray is also responsible for administering and directing the Company's activities regarding implementation of the Oklahoma Community Sentencing Act, Oklahoma nighttime and weekend incarceration, and Oklahoma mandated prison transition legislation. Mr. Gray has also directed the Company's school contract negotiations for the Union City Juvenile Center.

     Robert O. McDonald was appointed as a Director of Avalon in October, 1994. Mr. McDonald is Chairman of the Board of Directors of Capital West Securities and its parent holding company, Affinity Holding Corp. Mr. McDonald started his investment career in 1961 with Allen and Company and left in 1967 to form McDonald Bennahum and Co., which later joined with Ladenburg Thalmann and Co. where Mr. McDonald was a Senior Partner. Mr. McDonald joined Planet Oil Mineral Corporation in 1971 and became president in 1973. From 1975 until 1993, Mr. McDonald was affiliated with Stifel Nicolaus & Company and headed its municipal syndicated effort. Mr. McDonald received a Bachelors Degree in Finance from the University of Oklahoma in 1960. He also served as an Officer in the United States Army and Army Reserve.

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

     James P. Wilson was appointed as a Director-elect of Avalon in September 1998, and was approved by shareholders at the 1999 annual meeting. Mr. Wilson is a managing partner in the investment firm of Rice, Sangalis, Toole & Wilson. Prior to founding Rice, Sangalis, Toole & Wilson, Mr. Wilson was a vice president with First Texas Merchant Banking Group, and was also an audit manager with Arthur Young & Co. Mr. Wilson received a BBA degree from Texas A&M University, and is a Certified Public Accountant.

ITEMS 10, 11 and 12.

 The information required by these Items has been incorporated by Reference from the Company's definitive proxy statement which will be filed with the Commission not later than 120 days after December 31, 1999.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

3.   i       Articles of Incorporation (1)
     ii      Bylaws (1)
     iii     Articles of  Amendment to  Registrant's  Articles of  Incorporation
             (2) iv Amendment to Registrant's Articles of Incorporation dated
             December 31, 1995 v Certificate of Corporate Resolutions,  dated
             December 13, 1993, regarding authorization of Class B Common Stock and Amendment to Articles (3)
     vi      Consent of Board of Directors  authorizing extension of expiration dates of Class "C" Redeemable Warrants (11)

1.   i       Form of Stock Certificate (1)
     ii      Form of Class "C" Redeemable Warrant (4)
     iii     Form of Class "C" Warrant Agreement (4)
     iv      Form of Class "D" Redeemable Warrant (5)
     v       Form of Class "D" Warrant Agreement (5)
     vi      Form of Class "E" Warrant Agreement (6)
     vii     Form of Convertible Debenture Agreement (6)

10.  i       Contract between Southern Correction Systems, Inc. and the Oklahoma
             Department of Corrections for halfway house services for the year ended June 30, 2000. (11)
     ii      Stock Option Plan adopted by Board of Directors on August 16, 1994
             (4)
     iii     Change of Control Agreement between Donald E.  Smith and Avalon
             Community Services, Inc. dated August 25, 1997.  (5)
     iv      Employment Agreement with Donald E. Smith dated August 8, 1997. (5)
     v       Employment Agreement with Jerry M.  Sunderland dated August 8,
             1997 (5)
     vi      Contract with State of Oklahoma Office of Juvenile Affairs for
             80-bed medium security residential treatment center for youthful offenders; one year contract with options to renew for three additional years. (11)
     vii     Agreement dated June 1, 1998 between Southern Corrections Systems,
             Inc.  and the Texas Department of Criminal Justice. (8)
     viii    Financing agreement between Avalon Community Services, Inc., and
             Fleet Capital Corporation dated February 25, 1999. (9)
     ix      Amended and Restated Loan and Security Agreement between Avalon
             Correctional Services, Inc., et al., and Fleet Capital Corporation,
             dated December 9, 1999. (11)
     x       Agreement dated September 16, 1998, between Avalon Community
             Services, Inc., and RSTW Partners III.  (10)
     xi      Contract between Southern Corrections Systems, Inc., and Adams
             County Board of County Commissioners dated July 1, 1999 (11)
     xii     Contract between The Villa at Greeley and Weld County Community
             Corrections Board, dated July 1, 1999. (11)

21.  i       Subsidiaries of Registrant (5)

(b)     Reports on Form 8-K
     i Form 8-K dated October 17, 1997 re: Acquisition of Assets from Freedom Ranch, Inc.
     ii Form 8-K dated March 19, 1998 re: Award from the Oklahoma Office of Juvenile Affairs.
     iii Form 8-K dated October 1, 1998 re: Financing agreement with Rice, Sangalis, Toole & Wilson.
     ix Form 8-K dated March 10, 1999 re; Financing agreement with Fleet Capital Corporation.

Footnotes:
1) Incorporated herein by reference to the Registrant's Registration Statement on Form S-18 dated March 26, 1991.
2) Incorporated herein by reference to the Registrant's Post-Effective Amendment No. 1 to Registration Statement on Form S-18 dated August 3, 1992.
3) Incorporated herein by reference to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1993 and dated March 24, 1994.
4) Incorporated herein by reference to the Registrant's Registration Statement on Form SB-2 dated September 13, 1995 and amended.
5) Incorporated herein by reference to the Registrant's Registration Statement on Form S-2 Amendment No. 1, dated April 16, 1996 and amended.
6) Incorporated herein by reference to the Registrant's Form S-2 dated December 22, 1997.
7) Incorporated herein by reference to the Registrant's Form 8-K dated March 19, 1998.
8) Incorporated herein by reference to the Registrant's Registration Statement on Form S-2 dated September 14, 1998.
9) Incorporated by reference to the Registrant's Form 8-K dated March 10, 1999. 10) Incorporated by reference to the Registrant's Form 8-K dated October 1, 1998.
11) Incorporated by reference to the Registrant's Registration Statement on Form S-2 dated March 24, 2000

Item 14.  Signatures

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

By: Donald E. Smith
    ---------------
    Donald E. Smith
    Chief Executive Officer and Director                   Dated: March 23, 2000

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: Donald E. Smith
    ---------------
    Donald E. Smith
    Chief Executive Officer and Director                   Dated: March 23, 2000


By: Jerry M. Sunderland
    -------------------
    Jerry M. Sunderland
    President and Director                                 Dated: March 23, 2000


By: Robert O. McDonald
    ------------------
    Robert O. McDonald
    Director                                               Dated: March 23, 2000


By: Mark S. Cooley
    --------------
    Mark S. Cooley
    Director                                               Dated: March 23, 2000


By: James Wilson
    ------------
    James Wilson
    Director                                               Dated: March 23, 2000


By: Lloyd Lovely
    ------------
    Lloyd Lovely
    Vice President of  Finance                             Dated: March 23, 2000