Form 10QSB
period 2000-03-31
AVALON CORRECTIONAL SERVICES INC
filed 2000-05-10
CIK 872202

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

              QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 2000


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

                              Yes    X    No ___

    As of April 15, 2000, 4,715,630 shares of the issuer's Class A common stock, par value $.001, were issued and outstanding.

        Transitional Small Business Disclosure Format: Yes ___; No X .

                        PART I - FINANCIAL INFORMATION
             AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                               March 31,         December 31,
                                                 2000                1999
                                            ---------------     ---------------
ASSETS                                        (Unaudited)
Current assets:
  Cash and cash equivalents                 $       657,000     $       601,000
  Related party receivables                         230,000             294,000
  Accounts receivable, net                        2,415,000           2,174,000
  Current maturities of notes receivable              3,000              31,000
  Prepaid expenses and other                        100,000             360,000
                                            ---------------     ---------------
      Total current assets                        3,405,000           3,460,000
Property and equipment, net                      29,866,000          29,552,000
Other assets                                      5,354,000           5,428,000
                                            ---------------     ---------------
      Total assets                          $    38,625,000     $    38,440,000
                                            ===============     ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable, accrued                 $       939,000     $     1,395,000
    liabilities and other
  Current maturities of long-term debt            1,483,000           1,150,000
                                             ---------------     ---------------
      Total current liabilities                   2,422,000           2,545,000
Long-term debt, less current                     25,580,000          25,554,000
   maturities
Convertible debentures                            3,850,000           3,850,000
                                            ---------------     ---------------
      Total liabilities                          31,852,000          31,949,000
Redeemable Common Stock, $.001 par value
     1,622,448 shares issued and                  3,945,000           4,124,000
     outstanding
Stockholders' equity:
  Common stock:
      Par value $.001; 20,000,000 shares
      authorized; 4,715,630 shares and
      4,664,598 shares issued and outstanding,
      less 1,622,448 shares subject to
      repurchase.                                     3,000               3,000

      Stock to be issued, 50,000 shares              67,000                 ---

  Preferred stock; par value $.001;                     ---                 ---
      1,000,000 shares authorized; none
      issued
  Paid-In capital                                 6,865,000           6,686,000
  Accumulated deficit                           (4,107,000)         (4,322,000)
                                            ---------------     ---------------
      Total liabilities and                 $    38,625,000     $    38,440,000
      stockholders' equity                  ===============     ===============




        The accompanying notes are an integral part of these consolidated financial statements.

               AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)





                                              For the Three Months
                                                Ended March 31,

                                             2000                 1999
                                      ---------------      ---------------

Revenues                              $     5,248,000      $     2,427,000
                                      ---------------      ---------------
Costs and expenses
  Direct operating                    $     3,517,000      $     1,505,000
  General and administrative                  393,000              330,000
  Development Costs                               ---              222,000
  Depreciation and amortization               334,000              185,000
  Interest expense                            789,000              452,000
                                      ---------------      ---------------
Income (loss) from continuing
 operations before income tax
 expense(benefit)                     $       215,000      $     (267,000)
 Income tax expense (benefit)                    ---                  ---
                                      ---------------      ---------------
Income (loss) before                  $       215,000      $     (267,000)
 extraordinary item                    ---------------      ---------------
Extraordinary loss from early
 retirement of debt                               ---             (35,000)
                                      ---------------      ---------------
Net income (loss)                     $       215,000      $     (302,000)
                                      ===============      ===============
Basic and diluted income (loss)
per share:
 Income (loss) before extraordinary   $          0.05      $       (0.05)
 loss
 Extraordinary loss from early
 retirement of debt                               ---              (0.01)
                                      ---------------      ---------------
Net income (loss) per share,          $          0.05      $        (0.06)
basic and diluted                     ===============      ===============

Weighted average number of
common and common equivalent shares
outstanding:
     Basic                                  4,715,630            4,665,790
                                      ===============      ===============
     Diluted                                4,741,430            4,665,790
                                      ===============      ===============














The accompanying notes are an integral part of these consolidated financial statements.

               AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                (Unaudited)

                                           For the three months ended March  31,

                                                  2000                1999
                                             ---------------     ---------------
OPERATING ACTIVITIES:
  Net income (loss)                          $       215,000     $     (302,000)
  Adjustments to reconcile net loss to
  net cash provided by (used for)
  operating activities
     Depreciation and amortization                   334,000             185,000
     Amortization of debt issue costs                 67,000              42,000
     Writeoff of development and                         ---               3,000
      acquisition costs
     Extraordinary loss on early                         ---              35,000
      retirement of debt
     Changes in operating assets and
      liabilities:
        Decrease (increase) in -
           Accounts receivable                     (177,000)           (159,000)
           Prepaid expenses and other                334,000               3,000
        Increase (decrease) in accounts
           payable,  accrued liabilities
           and other                              (456,000)             116,000
                                             ---------------     ---------------
   Net cash provided by operating            $       317,000     $      (77,000)
     activities
                                             ---------------     ---------------
INVESTING ACTIVITIES:
  Capital Expenditures                       $     (715,000)     $   (5,140,000)
  Proceeds from short-term investments                                 5,919,000
  Proceeds from payments on notes                     28,000               4,000
   receivable                                ---------------     ---------------
     Net cash used in investing              $     (687,000)     $       783,000
     activities
                                             ---------------     ---------------
FINANCING ACTIVITIES:
  Payment of loan fees and deferred costs    $           ---     $     (637,000)
  Deposit of escrow funds                                ---           (748,000)
  Proceeds from borrowings                         5,332,000           1,775,000
  Repayment of borrowings                         (4,973,000)        (5,077,000)
  Proceeds from warrant and option                    67,000              8,000
    exercise                                 ---------------     ---------------
     Net cash provided by financing          $       426,000     $   (4,679,000)
      activities
                                             ---------------     ---------------
NET INCREASE (DECREASE) IN CASH              $        56,000     $   (3,973,000)
CASH, BEGINNING OF PERIOD                            601,000           5,181,000
                                             ---------------     ---------------
CASH, END OF PERIOD                          $       657,000     $     1,208,000
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

             AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Nature of Business -

     Avalon Correctional Services, Inc. ("Avalon" or the "Company") (formerly Avalon Community Services, Inc.) is an owner and operator of private community correctional services. Avalon specializes in privatized community correctional facilities and intensive correctional programming. Avalon is currently operating in Oklahoma, Texas and Colorado with plans to significantly expand into additional states. Avalon's business strategy is designed to elevate the Company into a dominant provider of community correctional services by expanding its operations through new state and Federal contracts and selective acquisitions. Avalon owns a 250-bed minimum security facility in Oklahoma City, Oklahoma,; a 252-bed minimum security facility in Tulsa, Oklahoma,; a 150-bed adult minimum security facility in Tulsa, Oklahoma; a 150-bed medium security facility in El Paso, Texas; a 300- bed medium security facility in El Paso, Texas; a 160-bed medium security juvenile facility in Union City, Oklahoma; a 135-bed minimum security facility in Henderson, Colorado; and a 300-bed minimum security multi-use facility in Greeley, Colorado. Avalon also operates a 35-bed minimum security facility in Denver, Colorado, and a day reporting center in Northglen, Colorado. The Colorado community corrections programs also provide non-residential services to approximately 800 offenders in the State of Colorado.

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

Investments -

     The Company accounts for certain investments in debt securities in the following manner. Debt securities the Company has a positive intent and ability to hold to maturity are classified as held-to-maturity securities and are reported at amortized cost. Debt securities bought and held principally for the purpose of selling in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Debt securities not classified as either held-to- maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses, net of tax effects, excluded from earnings and reported in other comprehensive income. The Company has classified its entire debt securities portfolio as held-to-maturity securities.

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

Revenue Recognition -

     The Company recognizes revenues as services are provided. Revenues are generally earned based upon the number of inmates on a per diem basis at the Company's correctional facilities. Correctional revenues are received monthly from various governmental agencies.

Development Costs -

     Pursuant to Statement of Position 98-5 "Reporting on the Costs of Start Up Activities", the Company expenses development and new facility opening costs as incurred.

Net Income (Loss) Per Common Share -

     Basic income (loss) per share has been computed on the basis of weighted average shares outstanding during each period. Diluted income per share has been computed based on the assumption that all dilutive options and warrants are exercised.

Interim Financial Statements  -

     The consolidated balance sheet as of March 31, 2000 and the statements of operations and cash flows for the three months ended March 31, 2000 and 1999 are unaudited and, in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the financial position as of such date and the results of operations and cash flows for the period then ended. All such adjustments are of a normal and recurring nature.

     The financial statements included herein have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the December 31, 1999 Form 10-KSB filing. Footnote disclosures which would substantially duplicate the disclosure contained in the most recent annual report on Form 10-KSB have been condensed or omitted. The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the entire year ended December 31, 2000.

NOTE 2.  LONG-TERM DEBT

   Long-term debt consists of the following:
                                                 March 31,     December 31,
                                                   2000            1999
                                             ---------------- ---------------
Revolving bank line of credit,                $       598,000 $       110,000
collateralized by accounts receivable,
with interest at 1% over prime (effective rate of 10% at March 31, 2000); due Feb
2004.

Notes payable to banks, collateralized
by transportation equipment due in
installments through March 2012
with interest ranging from 4.90%
to 9.49%                                             788,000         822,000

Notes payable to banks, collateralized by
land, buildings, and improvements due in
installments through June 2012 with
interest ranging from 8.95% to 11%.               15,362,000      15,448,000

Note payable to an investment company,
uncollateralized with interest at 12.5%,
due in four installments beginning in
2005, including original issue premium             10,315,000      10,324,000

                                             ---------------- ---------------
                                             $     27,063,000 $    26,704,000
Less - current maturities                    $      1,483,000 $     1,150,000
                                             ---------------- ---------------
                                             $     25,580,000 $    25,554,000
                                             ================ ===============

     The Company completed a senior credit facility with Fleet Capital Corporation on February 25, 1999. The Company utilized existing cash reserves in February 1999 to retire $5,053,000 in existing indebtedness upon the completion of the senior credit facility. The difference between the Company's carrying value of debt and the amounts paid to extinguish the debt resulted in an extraordinary loss of $35,000 recognized in 1999. The senior credit facility has certain financial covenants requiring the Company to maintain certain earnings and financial ratios among other things.

     The Company completed a $15,000,000 private placement of debt and equity with an investment company on September 16, 1998. Pursuant to the terms of the agreement, the Company tendered an unsecured subordinated note with a face value of $10,000,000 bearing interest of 12.5% with interest payable in quarterly installments until December 31, 2005, when the first of four quarterly principal installments are due. The Company also tendered 1,622,448 shares of redeemable common stock to the investment company. These shares are subject to repurchase by the Company under certain circumstances, or beginning September 16, 2003 at the holders option, at the then current average traded price of the stock. The Company is amortizing the difference between the carrying value and the estimated redemption price of the stock by periodic charges / credits to additional paid-in capital. The financial covenants require the Company, among other things, to maintain certain earnings and debt coverage ratios.

     The Company obtained an independent fair value appraisal of the debt and equity instruments reflecting a fair value allocation of the debt of $10,365,000 and the fair value allocation of the redeemable common stock of $4,635,000. The original issue premium of $365,000 is being accreted as a reduction of interest expense over the term of the debt instrument. Debt issue costs of $1,654,000 (including $266,000 representing the fair value of warrants issued to financial advisors) have been allocated to the debt and redeemable common stock based upon their fair values. Costs of $511,000 allocated to the redeemable common stock reduced its original book value to $4,124,000. Costs of $1,143,000 allocated to the debt instrument are included in other assets and are being amortized to interest expense over the life of the debt instrument using the effective interest method.

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


NOTE 4.  STOCKHOLDERS' EQUITY

     The Company completed a private placement in August 1994, of 1,000,000 shares of common stock and 1,000,000 Class C stock purchase warrants and an additional 100,000 shares of common stock and 100,000 Class C stock purchase warrants were reserved for underwriters. The Company issued an additional 25,000 and 165,000 Class C stock purchase warrants, respectively, in 1997 and 1996. The Company has issued 452,500 shares of common stock upon the exercise of the Class C stock purchase warrants through March 31, 2000. Warrants totaling 50,000 shares were exercised during the three months ending March 31, 2000 and the remainder expired March 31, 2000.

     The Company issued 200,000 Class D stock purchase warrants in August 1996, in connection with the acquisition of the El Paso Intermediate Sanction Facility. The Class D stock purchase warrants provide for the purchase of the Company's common stock at any time until their expiration at August 2, 2001. The exercise price of the class D warrants is $4.20 per share as of March 31, 2000. The warrants may be redeemed by the Company upon certain events for $.01 per share.

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

     The Company issued 200,539 stock purchase warrants to financial advisors in September 1998, in connection with the $15,000,000 private placement. The stock purchase warrants provide for the purchase of the Company's common stock at any time until their expiration at September 2002. The exercise price of the warrants is $3.75 per share as of March 31, 2000. The warrants may be redeemed by the Company upon certain events for $.01 per share. The fair value of the warrants was allocated between the proceeds the debt and equity issues as debt issue cost and a reduction in redeemable common stock.

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

NOTE 5.  STOCK OPTION PLAN

     The Company adopted a stock option plan (the "Plan") providing for the issuance of 250,000 shares of Class A common stock pursuant to both incentive stock options, intended to qualify under Section 422 of the Internal Revenue Code, and options that do not qualify as incentive stock options
("non-statutory"). The Option Plan was registered with the Securities and Exchange Commission in November 1995. The purpose of the Plan is to provide continuing incentives to the Company's officers, key employees, and members of the Board of Directors. The options generally vest over a four or five- year period with a ten year expiration period. The Company amended its stock option plan on December 1, 1996, increasing the number of shares available under the Plan to 600,000. There are currently outstanding non-statutory options providing for the issuance of 493,000 shares of Class A common stock at exercise prices ranging from $1.50 to $4.25 per share. Options providing for the issuance of 236,722 shares were exercisable at March 31, 2000.

NOTE 6.  LITIGATION

     The Company is a party to litigation arising in the normal course of business. Management believes that the ultimate outcome of these matters will not have a material effect on the Company's financial condition or results of operations.

NOTE 7.  ACQUISITIONS AND CONTRACT AWARDS

     The Company acquired the management contract and correctional contracts of Adams Community Corrections Program, Inc. (ACCP) from CSC, Inc. (the Adams County Operations) on April 30, 1999. The purchase price was allocated
$1,515,000 to contract rights and $1,450,000 to real estate. The management contract provides for fees, overhead and direct expense reimbursement from ACCP. The revenues and expenses of the contracts subsequent to April 30, 1999 are included in operations of the Company.

     The Adams County Operations include three facilities, the Phoenix Center, Loft House and Garland Center. The Phoenix Center is a 135-bed halfway house located in Henderson, Colorado. The Loft House is a 35-bed halfway house located in Denver, Colorado. The Garland Center is a day reporting center in Northglenn, Colorado providing services to non-residential offenders.

     The Company acquired The Villa at Greeley, LLC on June 9, 1999. The Villa at Greeley is a private provider of residential services and programs forcommunity corrections offenders. The Company assumed management and began operating the facility effective June 1, 1999. The Villa at Greeley, LLC provides services to approximately 300 individuals for residential services and also provides day reporting and non-residential services to approximately 560 offenders. The Company also purchased the buildings and land in Greeley, Colorado utilized by the Villa at Greeley, LLC. Pursuant to the terms of the agreement, all assets and liabilities existing at June 1, 1999 were excluded from the transaction with the exception of the property, plant, and equipment and contracts with various state and local government agencies and legal rights. The purchase price was allocated $7,100,000 to real estate, $147,000 to property and equipment, $12,000 to other assets, and $1,576,000 to contract rights.

NOTE 8.  EARNINGS PER SHARE

     The following table sets forth the computation of income (loss) per share and income (loss) per share assuming dilution.

                                              For the period ending March 31,
                                                2000                 1999
                                          ----------------   -------------------
Numerator
   Net income (loss)                     $        215,000   $          (302,000)
                                          ----------------   -------------------
Denominator for earnings per share
  Weighted average shares outstanding
    - basic                                     4,715,630              4,665,790
     Effect of dilutive securities
        - stock options                            25,800                  ---
                                          ----------------   -------------------
Denominator for earnings per share
 assuming dilution                               4,741,430             4,665,790
                                          ================   ===================
Income (loss) per share, basic            $           0.05   $            (0.06)
                                          ================   ===================
Income (loss) per share assuming
  dilution                                $           0.05   $            (0.06)
                                          ================   ===================

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

     Working capital at March 31, 2000 was $983,000, representing a current ratio of 1.40:1, compared to working capital of $915,000 and a current ratio of 1.36:1 at December 31, 1999.

     The Company had approximately $1.9 million of cash and revolving credit available for new projects at March 31, 2000. The Company believes it has adequate cash reserves and cash flow from operations to meet its current cash requirements. The Company expects current contracts to generate sufficient income to increase cash reserves, while minimizing income taxes through the utilization of tax loss carryforwards.

     The Company secured an $18 million senior credit facility with Fleet Capital Corporation in February 1999. The credit facility with Fleet Capital Corporation was amended in December of 1999 to provide for a credit facility consisting of a $13.5 million term loan and a revolving line of credit equal to the lesser of $3 million or 80% of eligible accounts receivable.

Results of Operations -

Three Months Ended March 31, 2000 Compared to the Three Months Ended March 31, 1999.

     Total revenues increased by 116% to $5.25 million for the three months ended March 31, 2000 from $2.43 million for the three months ended March 31, 1999. The increase was a result of the opening of the Union City Juvenile Center in February 1999, the acquisition of the Adams County Operations in April 1999, the acquisition of the Villa at Greeley in June 1999, the opening of the El Paso Multi-Use Facility in June 1999, and increased revenues from Oklahoma operations.

     Revenues in the first quarter of 2000 were enhanced by the Union City Juvenile Center providing $937,000 of revenue, the El Paso Multi-Use Facility providing $691,000 of revenue, Adams County Operations providing $793,000 of revenue, and the Villa at Greeley providing $1,280,000 of revenue.

     The Company had net income for the three months ended March 31, 2000 of $215,000 or $.05 basic and diluted income per share, as compared to a net loss for the three months ended March 31, 1999 of $302,000 or $.06 basic and diluted loss per share. The Company's significant improvement was the result of increased revenues from the Avalon Correctional Center, increased revenues from Carver Center, the opening of the Union City Juvenile Center in February 1999, the opening of the El Paso Multi-Purpose facility in June 1999, the acquisition of the Adams County Operations in May 1999, and the acquisition of The Villa at Greeley in June 1999.

     Operating income, before interest, depreciation, and income taxes, increased 262% for the three months ended March 31, 2000 to $1,338,000 compared to $370,000 for the three months ended March 31, 1999. The increase in operating income was a result of the Company's continuing expansion efforts.

     Direct operating expenses and development costs increased by 104% for the three months ended March 31, 2000 over the three months ended March 31, 1999, primarily as a result of the Company's significant expansion. The profit margin was 33% for the three months ended March 31, 2000 compared to 28% for the three months ended March 31, 1999.

     Corporate. General and administrative expenses increased 19% to $393,000 for the three months ended March 31, 2000 from $330,000 for the three months ended March 31, 1999. General and administrative expenses decreased to 7.5 % of revenues in the first quarter of 2000 compared to 13.6% of revenues for the first quarter of 1999. General and administrative expenses increased primarily due to increased staffing for the Company's new contracts and acquisitions. The increase in interest expense of $337,000 for the three months ended March 31, 2000 over the first quarter of 1999 resulted from interest on debt utilized to complete acquisitions and new facilities. Depreciation and amortization expense have increased commensurate with the growth of the correctional operations.

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



Date:       May 9, 2000            AVALON CORRECTIONAL SERVICES, INC.



                                    By: //s// Jerry M. Sunderland
                                        Jerry M. Sunderland, President



                                    By: //s// Lloyd Lovely
                                        Lloyd Lovely, Vice President of Finance

            AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES

                                Exhibit 27.

                          Financial Data Schedule



Period Type                         3 months
Fiscal Year End                     December 31, 2000
Period End                          March 31, 2000
Cash                                657,000
Securities                          0
Receivables                         2,645,000
Allowances                          9,000
Inventory                           0
Current Assets                      3,405,000
PP&E                                37,831,000
Depreciation                        2,611,000
Total Assets                        38,625,000
Current Liabilities                 2,422,000
Bonds                               3,850,000
Preferred - Mandatory               0
Preferred                           0
Common                              3,000
Other - SE                          6,770,000
Total Liability and Equity          38,625,000
Sales                               0
Total Revenues                      5,248,000
CGS                                 0
Total Costs                         3,910,000
Other Expenses                      334,000
Loss - Provision                    0
Interest Expense                    789,000
Income -Pretax                      215,000
Income - Tax                        0
Income Continuing                   215,000
Discontinued                        0
Extraordinary                       0
Changes                             0
Net - Income                        215,000
EPS - Primary                       .05
EPS - Diluted                       .05