Form 10QSB/A
period 2000-03-31
AVALON CORRECTIONAL SERVICES INC
filed 2000-05-12
CIK 872202

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               AMENDED FORM 10-QSB

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
      authorized; 4,715,630 shares and
      4,715,630 shares issued and outstanding,
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



Date:       May 11, 2000            AVALON CORRECTIONAL SERVICES, INC.



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