Form 10QSB
period 2000-06-30
AVALON CORRECTIONAL SERVICES INC
filed 2000-08-08
CIK 872202

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

              QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 2000


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

                              Yes    X    No ___

     As of July 28, 2000, 4,765,630 shares of the issuer's Class A common stock, par value $.001, were issued and outstanding.

        Transitional Small Business Disclosure Format: Yes ___; No X .

                        PART I - FINANCIAL INFORMATION
             AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                               June 30,         December 31,
                                                 2000               1999
                                             ------------- --- ---------------
ASSETS                                        (Unaudited)


Current assets:
  Cash and cash equivalents                  $     653,000     $       601,000
  Related party receivables                        108,000             294,000
  Accounts receivable, net                       2,421,000           2,174,000
  Current maturities of notes receivable             3,000              31,000
  Prepaid expenses and other                        98,000             360,000
                                             ------------- --- ---------------
      Total current assets                       3,283,000           3,460,000
Property and equipment, net                     30,053,000          29,552,000
Other assets                                     5,237,000           5,428,000
                                             ------------- --- ---------------
      Total assets                           $  38,573,000     $    38,440,000
                                             ============= === ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable, accrued
   liabilities and other                     $  1,578,000        $   1,395,000
  Current maturities of long-term debt          1,834,000            1,150,000
                                             ------------- --- ---------------
      Total current liabilities                 3,412,000            2,545,000
Long-term debt, less current maturities        24,309,000           25,554,000
Convertible debentures                          3,850,000            3,850,000
                                             ------------- --- ---------------
             Total Liabilities               $ 31,571,000        $  31,949,000

Redeemable Common Stock, $.001 par value
  1,622,448 shares issued and outstanding       3,853,000            4,124,000
Stockholders' equity:
  Common stock: Par value $.001; 20,000,000
     shares authorized; 4,765,630 and 4,715,630
     shares issued and outstanding, less
     1,622,448 shares subject to repurchase.        3,000                3,000
  Preferred stock; par value $.001; 1,000,000
     shares authorized; none issued                  ---                   ---
  Paid-In capital                               7,024,000            6,686,000
  Accumulated deficit                          (3,878,000)          (4,322,000)
                                             -------------  --- ---------------
    Total liabilities and
       stockholders' equity                   $ 38,573,000       $   38,440,000
                                              ============= === ===============

The accompanying notes are an integral part of these consolidated financial statements.

            AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                Three Months Ended        Six Months Ended
                                     June 30,               June 30,
                                  2000       1999          2000       1999
                               ---------- -----------   ----------- ---------
Revenues                       $5,417,000  $3,883,000   $10,665,000  $6,310,000
                               ---------- -----------   -----------   ---------
Costs and expenses
 Direct operating              $3,511,000  $2,498,000   $ 7,028,000 $ 4,002,000
 General and administrative       470,000     335,000       863,000     671,000
 Development Costs                    ---      94,000           ---     311,000
 Depreciation and amortization    337,000     243,000       671,000     428,000
   Interest expense               870,000     546,000     1,659,000     998,000
                               ---------- -----------    -----------  ---------
Income (loss) from continuing
 operations before income tax
  expense(benefit)             $  229,000  $  167,000  $    444,000  $ (100,000)
 Income tax expense (benefit)         ---         ---           ---          ---
                               ---------- -----------     -----------  ---------
Income (loss) before
 extraordinary items           $  229,000  $  167,000      $444,000  $ (100,000)
Extraordinary loss from early
retirement of debt                    ---         ---            ---    (35,000)
                               ----------   ----------    -----------  ---------
Net income (loss)              $  229,000 $   167,000    $   444,000 $ (135,000)
                                ========== ===========    ===========  =========
Basic  income (loss) per share:
Income (loss) before
 extraordinary loss            $     0.05  $     0.04    $       0.09 $   (0.02)
Extraordinary loss from early
 retirement of debt                   ---         ---            ---      (0.01)
                               ----------   ----------    -----------  ---------
Net income (loss) per share,
 basic                           $   0.05   $     0.04   $       0.09 $   (0.03)
                               ==========  ===========     =========== =========
Weighted average number of
common and common equivalent
 shares outstanding: basic       4,743,652   4,670,630      4,729,641  4,668,000
                                ========== ===========    ===========  =========
Diluted income (loss) per share:
Income (loss) before
extraordinary loss                $   0.05  $     0.03    $      0.09 $   (0.02)
Extraordinary loss from early
  retirement of debt                   ---         ---            ---     (0.01)
                                ---------- -----------      ---------  ---------
Net income (loss) per share,
  diluted                         $   0.05  $     0.03    $      0.09    $(0.03)
                                ========== ===========      =========  =========
Weighted average number of
  common and common equivalent
  shares outstanding, diluted    4,821,962   5,086,000      4,799,038  4,668,000
                                ========== ===========     ==========  =========


The accompanying notes are an integral part of these consolidated financial statements.

            AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOW


                                              For the six months ended June 30,
                                                  2000                1999
                                             --------------- --- ---------------
OPERATING ACTIVITIES:                            (Unaudited)
 Net income (loss)                          $       444,000     $      (135,000)
 Adjustments to reconcile net loss to
  net cash provided by operating activities:
    Depreciation and amortization                   671,000             428,000
    Amortization of debt issue costs                176,000             104,000
    Writeoff of development and
      acquisition costs                                 ---               4,000
    Extraordinary loss on early
      retirement of debt                                ---              35,000
    Changes in operating assets and
      liabilities:
        Decrease (increase) in -
          Accounts receivable                       (61,000)           (827,000)
          Prepaid expenses and other                277,000            (409,000)
          Increase in accounts payable,
           accrued liabilities and other            183,000           1,060,000
                                             --------------- --- ---------------
    Net cash provided by operating
      activities                             $     1,690,000     $      260,000
                                             --------------- --- ---------------
INVESTING ACTIVITIES:
 Capital Expenditures                         $   (1,172,000)    $   (8,125,000)
 Proceeds from short-term investments                    ---          5,919,000
 Payment for purchase of businesses                      ---        (10,977,000)
 Proceeds from payments on notes receivable           28,000             31,000
                                             --------------- --- ---------------
    Net cash used in investing activities     $   (1,144,000)    $  (13,152,000)
                                            --------------- --- ---------------
FINANCING ACTIVITIES:
 Payment of loan fees and deferred costs      $          ---     $     (678,000)
 Proceeds from borrowings                         11,367,000         16,118,000
 Repayment of borrowings                         (11,928,000)        (7,231,000)
 Proceeds from warrant and option exercise            67,000              8,000
                                             --------------- --- ---------------
    Net cash provided (used for)
       financing activities                   $     (494,000)    $    8,217,000
                                             --------------- --- ---------------
NET INCREASE (DECREASE) IN CASH               $       52,000     $   (4,675,000)
CASH, BEGINNING OF PERIOD                            601,000          5,181,000
                                             --------------- --- ---------------
CASH, END OF PERIOD                           $      653,000     $      506,000
                                             =============== === ===============


The accompanying notes are an integral part of these consolidated financial statements.

             AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Nature of Business -

     Avalon Correctional Services, Inc. ("Avalon" or the "Company") (formerly Avalon Community Services, Inc.) is an owner and operator of private community correctional services. Avalon specializes in privatized community correctional facilities and intensive correctional programming. Avalon is currently operating in Oklahoma, Texas and Colorado with plans to significantly expand into additional states. Avalon's business strategy is designed to elevate the Company into a dominant provider of community correctional services by expanding its operations through new state and Federal contracts and selective acquisitions. Avalon owns a 250-bed minimum security facility in Oklahoma City, Oklahoma; a 252-bed minimum security facility in Tulsa, Oklahoma; a 150-bed adult minimum security facility in Tulsa, Oklahoma; a 150-bed medium security facility in El Paso, Texas; a 300- bed medium security facility in El Paso, Texas; a 160-bed medium security juvenile facility in Union City, Oklahoma; a 135-bed minimum security facility in Henderson, Colorado; and a 300-bed minimum security multi-use facility in Greeley, Colorado. Avalon also operates a 35-bed minimum security facility in Denver, Colorado, and a day reporting center in Northglen, Colorado. The Colorado community corrections programs also provide non-residential services to approximately 800 offenders in the State of Colorado.

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

     The consolidated balance sheet as of June 30, 2000 and the statements of operations and cash flows for the six months ended June 30, 2000 and 1999 are unaudited and, in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the financial position as of such date and the results of operations and cash flows for the period then ended. All such adjustments are of a normal and recurring nature.

     The financial statements included herein have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the December 31, 1999 Form 10-KSB filing. Footnote disclosures which would substantially duplicate the disclosure contained in the most recent annual report on Form 10-KSB have been condensed or omitted. The results of operations for the six months ended June 30, 2000, are not necessarily indicative of the results that may be expected for the entire year ended December 31, 2000.

NOTE 2.  LONG-TERM DEBT

   Long-term debt consists of the following:
                                                     June 30,     December 31,
                                                         2000           1999
                                                    -----------    -----------
Revolving bank line of credit,                      $   75,000    $   110,000
  collateralized by accounts receivable,
  with interest at 1% over prime (effective
  rate of 10.5% at June 30, 2000); due
  Feb 2004.
Notes payable to banks, collateralized by
  transportation equipment, due in
  installments through March 2012 with
  interest ranging from 4.90% to 9.49%.                 813,000        822,000
Notes payable to banks, collateralized by
  land, buildings, and improvements due
  in installments through June 2012 with
  interest ranging from 8.95% to 11%.                14,948,000     15,448,000
Note payable to an investment company,
  uncollateralized with interest at 12.5%,
  due in four installments beginning
  in 2005, including original issue premium          10,307,000     10,324,000
                                                     -----------    -----------
                                                  $  26,143,000  $  26,704,000
Less - current maturities                         $   1,834,000  $   1,150,000
                                                     -----------    -----------
                                                  $  24,309,000  $  25,554,000
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

     The Company completed a $15,000,000 private placement of debt and equity with an investment company on September 16, 1998. Pursuant to the terms of the agreement, the Company tendered an uncollateralized subordinated note with a face value of $10,000,000 bearing interest of 12.5% with interest payable in quarterly installments until December 31, 2005, when the first of four quarterly principal installments are due. The Company also tendered 1,622,448 shares of redeemable common stock to the investment company. These shares are subject to repurchase by the Company under certain circumstances, or beginning September 16, 2003 at the holders option, at the then current average traded price of the stock. The Company is amortizing the difference between the carrying value and the estimated redemption price of the stock by periodic charges / credits to additional paid-in capital. The financial covenants require the Company, among other things, to maintain certain earnings and debt coverage ratios.

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


NOTE 4.  STOCKHOLDERS' EQUITY

     The Company issued 200,000 Class D stock purchase warrants in August 1996, in connection with the acquisition of the El Paso Intermediate Sanction Facility. The Class D stock purchase warrants provide for the purchase of the Company's common stock at any time until their expiration at August 2, 2001. The exercise price of the class D warrants is $4.20 per share as of June 30, 2000. The warrants may be redeemed by the Company upon certain events for $.01 per share.

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

     The Company issued 200,539 stock purchase warrants to financial advisors in September 1998, in connection with the $15,000,000 private placement. The stock purchase warrants provide for the purchase of the Company's common stock at any time until their expiration at September 2002. The exercise price of the warrants is $3.75 per share as of June 30, 2000. The warrants may be redeemed by the Company upon certain events for $.01 per share. The fair value of the warrants was allocated between the proceeds the debt and equity issues as debt issue cost and a reduction in redeemable common stock.

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

NOTE 5.  STOCK OPTION PLAN

     The Company adopted a stock option plan (the "Plan") providing for the issuance of 250,000 shares of Class A common stock pursuant to both incentive stock options, intended to qualify under Section 422 of the Internal Revenue Code, and options that do not qualify as incentive stock options ("non-statutory"). The Option Plan wasregistered with the Securities and Exchange Commission in November 1995. Thepurpose of the Plan is to provide continuing incentives to the Company's officers, key employees, and members of the Board of Directors. The options generally vest over a four or five - year period with a ten year expiration period. The Company amended its stock option plan on December 1, 1996, increasing the number of shares available under the Plan to 600,000. There are currently outstanding non-statutory options providing for the issuance of 493,000 shares of Class A common stock at exercise prices ranging from $1.50 to $4.25 per share. Options providing for the issuance of 329,550 shares were exercisable at June 30, 2000.

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

NOTE 8.  EARNINGS PER SHARE

     The following table sets forth the computation of income (loss) per share and income (loss) per share assuming dilution.

                                    Three months ended       Six months ended
                                        June 30,                 June 30,
                                   2000         1999         2000        1999
                                   -----        -----        -----       -----
Numerator
 Net income (loss)             $229,000      $167,000    $ 444,000   $ (135,000)
                                -------       -------     --------    ---------
Denominator for
 earnings per share
  Weighted average shares
   outstanding- basic         4,743,652     4,670,630    4,729,641    4,668,000
  Effect of dilutive
   securities-stock options      78,310           ---       69,397          ---
                               --------     ---------     --------    ---------
Denominator for earnings per
 share assuming dilution      4,821,962     5,086,000    4,799,038    4,668,000
                               ========     =========     ========    =========
Income (loss) per share,
 basic anddiluted            $     0.05   $      0.03   $     0.09   $    (0.02)
                               ========     =========     ========    =========
Income (loss) per share,
 extraordinary               $      ---   $      ---    $      ---   $    (0.01)
                               ========     =========     ========    =========
Income (loss) per share
 assuming dilution           $     0.05   $      0.03   $     0.09   $    (0.03)
                               ========     =========     ========     =========

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

     The Company had approximately $2.4 million of cash and revolving credit available for new projects at June 30, 2000. The Company believes it has adequate cash reserves and cash flow from operations to meet its current cash requirements. The Company expects current contracts to generate sufficient income to increase cash reserves, while minimizing income taxes through the utilization of tax loss carryforwards.

     The Company secured an $18 million senior credit facility with Fleet Capital Corporation in February 1999. The credit facility with Fleet Capital Corporation was amended in December of 1999 to provide for a credit facility consisting of a $13.5 million term loan and a revolving line of credit equal to the lesser of $3 million or 80% of eligible accounts receivable.

Results of Operations -

     Three Months Ended June 30, 2000 Compared to the Three Months Ended June 30, 1999.

     Total revenues increased by 39% to $5.42 million for the three months ended June 30, 2000 from $3.88 million for the three months ended June 30, 1999. The increase was a result of the opening of the Union City Juvenile Center in February 1999, the acquisition of the Adams County Operations in April 1999, the acquisition of the Villa at Greeley in June 1999, the opening of the El Paso Multi-Use Facility in June 1999, and increased revenues from Oklahoma operations.

     The Company had net income for the three months ended June 30, 2000 of $229,000 or $.05 basic and diluted income per share, as compared to net income for the three months ended June 30, 1999 of $167,000 or $.04 basic and $.03 diluted earnings per share. The Company's significant improvement was the result of increased revenues from the Avalon Correctional Center, increased revenues from Carver Center, the opening of the Union City Juvenile Center in February 1999,the opening of the El Paso Multi-Purpose facility in June 1999, the acquisition of the Adams County Operations in May 1999, and the acquisition of The Villa at Greeley in June 1999.

     Earnings before interest, taxes, depreciation, and amortization (EBITDA) increased 50% for the three months ended June 30, 2000 to $1,437,000 compared to $956,000 for the three months ended June 30, 1999. The Company's EBITDA increased to 26.5% of revenues for the three months ended June 30, 2000 compared to 24.6% of revenues for the three months ended June 30,1999.

     Corporate. General and administrative expenses increased to $470,000 for the three months ended June 30, 2000 from $335,000 for the three months ended June 30, 1999. General and administrative expenses represented 8.7 % of revenues in the second quarter of 2000 and 8.6% of revenues for the second quarter of 1999. General and administrative expenses increased primarily due to increased staffing for the Company's new contracts and acquisitions. The increase in interest expense of $324,000 for the three months ended June 30, 2000 over the second quarter of 1999 resulted from interest on debt utilized to complete acquisitions and new facilities. Depreciation and amortization expense have increased commensurate with the growth of the correctional operations.

Six Months Ended June 30, 2000 Compared to the Six Months Ended June 30, 1999.

     Revenues for the first half of 2000 increased 69% to $10.6 million compared to $6.3 million for the same period in 1999. The Company had net income for the six months ended June 30, 2000 of $444,000 or $.09 basic and diluted income per share, as compared to a net loss for the six months ended June 30, 1999 of ($135,000) or per share, as compared to a net loss for the six months ended June 30, 1999 of ($135,000) or ($.03) basic and diluted loss per share. The Company's significant improvement was the result of the aforementioned increased revenues from the Avalon Correctional Center, increased revenues from Carver Center, the opening of the Union City Juvenile Center in February 1999, the opening of the El Paso Multi-Purpose facility in June 1999, the acquisition of the Adams County Operations in May 1999, and the acquisition of The Villa at Greeley in June 1999.

     Earnings before interest, taxes, depreciation, and amortization (EBITDA) increased 109% for the six months ended June 30, 2000 to $2,774,000 compared to $1,326,000 for the six months ended June 30, 1999. The Company's EBITDA increased to 26% of revenues for the six months ended June 30, 2000 compared to 21% of revenues for the six months ended June 30, 1999.

     Corporate. General and administrative expenses increased to $863,000 for the six months ended June 30, 2000 compared to $671,000 for the six months ended June 30, 1999. General and administrative expenses decreased to 8.1% of revenues for the six months ended June 30, 2000 compared to 10.6% of revenues for the six months ended June 30, 1999. Interest expense and depreciation and amortization have increased commensurate with the growth of the correctional operations.

            AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES

                        PART II - OTHER INFORMATION



Item 1.           Legal Proceedings - None.

Item 2.           Changes in Securities - None.

Item 3.           Defaults Upon Senior Securities - None.

Item 4.           Submission of Matters to a Vote of Security Holders -

                  May 24, 2000      Annual Meeting.
                  Director Elected - Mark S. Cooley
                     Votes for - 4,344,045      Votes against - 14,950
                  Directors Continued -   Robert McDonald
                                          Don Smith
                                          Jerry Sunderland
                                          Jim Wilson
                  Proposal: To ratify the selection of Grant Thornton LLP as the Company's independent public accountants and auditors for the fiscal year ending December 31,2000.
                     Votes for - 4,354,795      Votes against - 4,200


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



Date: August 7, 2000              AVALON CORRECTIONAL SERVICES, INC.



                                   By: //s// Jerry M. Sunderland
                                      ------------------------------------
                                      Jerry M. Sunderland, President


                                   By: //s// Lloyd Lovely
                                      ------------------------------------
                                      Lloyd Lovely, Vice President of Finance

AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES

Exhibit 27.

Financial Data Schedule



Period Type                   6 months
Fiscal Year End               December 31, 2000
Period End                    June 30, 2000
Cash                          653,000
Securities                    0
Receivables                   2,614,000
Allowances                    85,000
Inventory                     0
Current Assets                3,283,000
PP&E                          38,068,000
Depreciation                  2,778,000
Total Assets                  38,573,000
Current Liabilities           3,412,000
Bonds                         3,850,000
Preferred - Mandatory         0
Preferred                     0
Common                        3,000
Other - SE                    6,999,000
Total Liability and Equity    38,573,000
Sales                         0
Total Revenues                10,665,000
CGS                           0
Total Costs                   7,891,000
Other Expenses                671,000
Loss - Provision              0
Interest Expense              1,659,000
Income -Pretax                444,000
Income - Tax                  0
Income Continuing             444,000
Discontinued                  0
Extraordinary                 0
Changes                       0
Net - Income                  444,000
EPS - Primary                 .09
EPS - Diluted                 .09