Form 10QSB
period 2000-09-30
AVALON CORRECTIONAL SERVICES INC
filed 2000-11-13
CIK 872202

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

              QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended September 30, 2000


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

                              Yes    X    No ___

   As of October 28, 2000, 4,765,630 shares of the issuer's Class A common stock, par value $.001, were issued and outstanding.

        Transitional Small Business Disclosure Format: Yes ___; No X .

                       PART I - FINANCIAL INFORMATION
             AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                               September 30,      December 31,
                                                   2000                1999
                                              ----------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                        $747,000          $601,000
   Related party receivables                         183,000           294,000
   Accounts receivable, net                        2,592,000         2,174,000
   Current maturities of notes
     receivable                                        2,000            31,000
   Prepaid expenses and other                        221,000           360,000
                                               _________________________________
     Total current assets                          3,745,000         3,460,000
Property and equipment, net                       30,041,000        29,552,000
Other assets                                       5,005,000         5,428,000
                                                ________________________________
   Total assets                                 $ 38,791,000       $38,440,000
                                                ================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable, accrued
     liabilities and other                        $1,359,000        $1,395,000
   Current maturities of long-term debt            1,877,000         1,150,000
                                                ________________________________
       Total current liabilities                   3,236,000         2,545,000
Long-term debt, less current maturities           24,447,000        25,554,000
Convertible debentures                             3,850,000         3,850,000
                                                ________________________________
             Total Liabilities                   $31,533,000      $ 31,949,000
Redeemable Common Stock, $.001 par value
1,622,448 shares issued and outstanding            3,754,000         4,124,000
Stockholders' equity:
   Common stock; par value $.001;
   20,000,000 shares authorized;
   4,765,630 and 4,715,630 shares
   issued and outstanding, less
   1,622,448 shares subject to
   repurchase.                                         3,000             3,000


Preferred stock; par value $.001;
   1,000,000shares authorized; none issued               ---              ---
Paid-In capital                                    7,124,000        6,686,000
Accumulated deficit                              (3,623,000)       (4,322,000)
                                               _________________________________
Total liabilities and stockholders' equity       $38,791,000      $38,440,000
                                               =================================

The accompanying notes are an integral part of these consolidated financial statements.

             AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                   Three Months Ended       Nine Months Ended
                                       September 30,           September 30,
                                     2000         1999       2000        1999
                                   ---------------------------------------------

Revenues                          $6,084,000  $5,303,000 $16,749,000 $11,613,000
                                  ______________________________________________
Costs and expenses
   Direct operating               $4,003,000  $3,720,000 $11,031,000   7,751,000
   General and administrative        508,000     309,000   1,371,000     970,000
   Development Costs                     ---      28,000         ---     339,000
   Depreciation and amortization     428,000     341,000   1,099,000     750,000
   Interest expense                  890,000     787,000   2,549,000   1,785,000
                                   _____________________________________________
Income from continuing operations
   before income tax expense
   (benefit)                        $255,000    $118,000    $699,000     $18,000
   Income tax expense (benefit)          ---         ---         ---         ---
                                   _____________________________________________
Income before extraordinary items   $255,000    $118,000    $699,000     $18,000
Extraordinary loss from early
retirement of debt                      ---         ---         ---     (35,000)
                                   _____________________________________________
Net income (loss)                   $255,000    $118,000    $699,000   $(17,000)
                                   =============================================

Basic  income (loss) per share:
Income (loss) before extraordinary
loss                                   $0.05       $0.03       $0.15       $0.00
Extraordinary loss from early
   retirement of debt                    ---         ---         ---        0.00
                                    ____________________________________________
Net income (loss) per share, basic     $0.05       $0.03       $0.15       $0.00
                                    ============================================

Weighted average number of common
and common equivalent shares
outstanding: basic                 4,765,630   4,670,630   4,741,725   4,669,540
                                   =============================================
Diluted income (loss) per share:
Income (loss) before extraordinary
 loss                                  $0.05       $0.02       $0.15       $0.00
Extraordinary loss from early
   retirement of debt                    ---         ---         ---        0.00
                                    ____________________________________________

Net income (loss) per share, diluted   $0.05       $0.02       $0.15       $0.00
                                    ============================================
Weighted average number of common and
common equivalent shares outstanding,
diluted                            4,873,410   5,051,300   4,813,749   4,669,540
                                   =============================================

The accompanying notes are an integral part of these consolidated financial statements.

               AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOW
                                    (Unaudited)


                                         For the nine months ended September 30,
                                                          2000            1999
                                               ---------------------------------
OPERATING ACTIVITIES:
   Net income (loss)                                    $699,000       $(17,000)
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
     Depreciation and amortization                       763,000         750,000
     Amortization of debt issue costs                    336,000         155,000
     Writeoff of development and acquisition costs           ---           4,000
     Extraordinary loss on early retirement of debt          ---          35,000
     Changes in operating assets and liabilities:
        Decrease (increase) in -
         Accounts receivable                           (307,000)     (1,054,000)
         Prepaid expenses and other                      227,000       (438,000)
        Increase in accounts payable,
           accrued liabilities and other                (36,000)         948,000
                                                 _______________________________
      Net cash provided by operating activities      $1,682,000         $383,000
                                                 _______________________________

INVESTING ACTIVITIES:
   Capital Expenditures                            $ (1,252,000)    $(8,859,000)
   Proceeds from short-term investments                      ---       5,919,000
     Payment for purchase of businesses                      ---    (10,977,000)
     Proceeds from payments on notes receivable           29,000         186,000
                                                  ______________________________

      Net cash used in investing activities         $(1,223,000)   $(13,731,000)
                                                  ______________________________
FINANCING ACTIVITIES:

Payment of loan fees and deferred costs                    $---       $(693,000)
Proceeds from borrowings                             18,002,000       21,432,000
Repayment of borrowings                             (18,382,000)    (11,903,000)
Proceeds from warrant and option exercise                67,000            8,000
                                                  ______________________________
   Net cash provided (used for)
   financing activities                               $(313,000)      $8,844,000
                                                  ______________________________
NET INCREASE (DECREASE) IN CASH                       $  146,000    $(4,504,000)
CASH, BEGINNING OF PERIOD                                601,000       5,181,000
                                                  ______________________________
CASH, END OF PERIOD                                   $  747,000        $677,000
                                                  ==============================

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

     The consolidated balance sheet as of September 30, 2000 and the statements of operations and cash flows for the three and nine months ended September 30, 2000 and 1999 are unaudited and, in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the financial position as of such date and the results of operations and cash flows for the period then ended. All such adjustments are of a normal and recurring nature.

     The financial statements included herein have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the December 31, 1999 Form 10-KSB filing. Footnote disclosures which would substantially duplicate the disclosure contained in the most recent annual report on Form 10-KSB have been condensed or omitted. The results of operations for the nine months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the entire year ended December 31, 2000.

NOTE 2.  LONG-TERM DEBT

   Long-term debt consists of the following:
                                               September 30,        December 31,
                                                  2000                   1999
                                              __________________________________
Revolving bank line of credit,                  $316,000                $110,000
collateralized by accounts receivable,
with interest at 1% over prime (effective rate of 10.5% at September 30, 2000); due
Feb 2004.

Notes payable to banks, collateralized
by transportation equipment due in
installments through March 2012
with interest ranging from 4.90%
to 9.49%.                                        853,000                 822,000

Notes payable to banks, collateralized
by land, buildings,and improvements due
in installments through June 2012
with interest ranging from 8.95% to 11%.      14,858,000              15,448,000

Note payable to an investment company,
uncollateralized with interest at 12.5%,
due in four installments beginning
in 2005, including original issue premium     10,298,000              10,324,000
                                              __________________________________
                                             $26,325,000             $26,704,000
Less - current maturities                     $1,878,000              $1,150,000
                                             ___________________________________

                                             $24,447,000             $25,554,000
                                            ====================================

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


NOTE 4.  STOCKHOLDERS' EQUITY

     The Company issued 200,000 Class D stock purchase warrants in August 1996, in connection with the acquisition of the El Paso Intermediate Sanction Facility. The Class D stock purchase warrants provide for the purchase of the Company's common stock at any time until their expiration at August 2, 2001. The exercise price of the class D warrants is $4.20 per share as of the end of the quarter. The warrants may be redeemed by the Company upon certain events for $.01 per share.

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

     The Company issued 200,539 stock purchase warrants to financial advisors in September 1998, in connection with the $15,000,000 private placement. The stock purchase warrants provide for the purchase of the Company's common stock at any time until their expiration at September 2002. The exercise price of the warrants is $3.75 per share as of the end of the quarter. The warrants may be redeemed by the Company upon certain events for $.01 per share. The fair value of the warrants was allocated between the proceeds the debt and equity issues as debt issue cost and a reduction in redeemable common stock.

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

NOTE 5.  STOCK OPTION PLAN

     The Company adopted a stock option plan (the "Plan") providing for the issuance of 250,000 shares of Class A common stock pursuant to both incentive stock options, intended to qualify under Section 422 of the Internal Revenue Code, and options that do not qualify as incentive stock options
("non-statutory"). The Option Plan was registered with the Securities and Exchange Commission in November 1995. The purpose of the Plan is to provide continuing incentives to the Company's officers, key employees, and members of the Board of Directors. The options generally vest over a four or five-year period with a ten year expiration period. The Company amended its stock option plan on December 1, 1996, increasing the number of shares available under the Plan to 600,000. There are currently outstanding non-statutory options providing for the issuance of 489,280 shares of Class A common stock at exercise prices ranging from $1.50 to $4.25 per share. Options providing for the issuance of 327,210 shares were exercisable at September 30, 2000.

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

     The Company acquired The Villa at Greeley, LLC on June 9, 1999. The Villa at Greeley is a private provider of residential services and programs for community corrections offenders. The Company assumed management and began operating the facility effective June 1, 1999. The Villa at Greeley, LLC provides services to approximately 300 individuals for residential services and also provides day reporting and non- residential services to approximately 560 offenders. The Company also purchased the buildings and land in Greeley, Colorado utilized by the Villa at Greeley, LLC. Pursuant to the terms of the agreement, all assets and liabilities existing at June 1, 1999 were excluded from the transaction with the exception of the property, plant, and equipment and contracts with various state and local government agencies and legal rights. The purchase price was allocated $7,100,000 to real estate, $147,000 to property and equipment, $12,000 to other assets, and $1,576,000 to contract rights.

NOTE 8.  EARNINGS PER SHARE

     The following table sets forth the computation of income (loss) per share and income (loss) per share assuming dilution.

                                       Three months ended      Nine months ended
                                          September 30,            September 30,
                                        2000      1999           2000       1999
                                     ___________________________________________

Numerator
    Net income (loss)               $255,000   $118,000     $699,000   $(17,000)
                                    ___________________________________________

Denominator for earnings per share
  Weighted average shares
  outstanding - basic              4,765,630  4,670,630    4,741,725   4,669,540

  Effect of dilutive securities
   - stock options                   107,780    380,670       72,024         ---
                                   _____________________________________________

Denominator for earnings per share
assuming  dilution                 4,873,410  5,051,300    4,813,749   4,669,540
                                   =============================================

Income (loss) per share, basic         $0.05      $0.03        $0.15       $0.00
                                   =============================================
Income (loss) per share,
extraordinary                           $---       $---         $---       $0.00
                                  ==============================================

Income (loss) per share assuming
dilution                               $0.05      $0.02        $0.15       $0.00
                                  ==============================================

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

     The Company had approximately $2.5 million of cash and revolving credit available for new projects at September 30, 2000. The Company believes it has adequate cash reserves and cash flow from operations to meet its current cash requirements. The Company expects current contracts to generate sufficient income to increase cash reserves, while minimizing income taxes through the utilization of tax loss carryforwards.

     The Company secured an $18 million senior credit facility with Fleet Capital Corporation in February 1999. The credit facility with Fleet Capital Corporation was amended in December of 1999 to provide for a credit facility consisting of a $13.5 million term loan and a revolving line of credit equal to the lesser of $3 million or 80% of eligible accounts receivable.

Results of Operations -

     Three Months Ended September 30, 2000 Compared to the Three Months Ended September 30, 1999.

     Total revenues increased by 15% to $6.08 million for the three months ended September 30, 2000 from $5.30 million for the three months ended September 30, 1999. The increase was a result of overall higher inmate populations.

     The Company had net income for the three months ended September 30, 2000 of $255,000 or $.05 basic and diluted income per share, as compared to net income for the three months ended September 30, 1999 of $118,000 or $.03 basic and $.02 diluted earnings per share. The Company's significant improvement was the result of overall higher inmate populations.

     Earnings before interest, taxes, depreciation, and amortization (EBITDA) increased 26% for the three months ended September 30, 2000 to $1,573,000 compared to $1,246,000 for the three months ended September 30, 1999. The Company's EBITDA increased to 25.9% of revenues for the three months ended
September 30, 2000 compared to 23.5% of revenues for the three months ended September 30,1999.

     Corporate. General and administrative expenses increased to $508,000 for the three months ended September 30, 2000 from $309,000 for the three months ended September 30, 1999. General and administrative expenses represented 8.3 % of revenues in the third quarter of 2000 and 5.8% of revenues for the third quarter of 1999. General and administrative expenses increased primarily due to increased staffing for the Company's new contracts and acquisitions. The increase in interest expense of $103,000 for the three months ended September 30, 2000 over the third quarter of 1999 resulted from interest on debt utilized to complete acquisitions and new facilities. Depreciation and amortization expense have increased commensurate with the growth of the correctional operations.

     Nine Months Ended September 30, 2000 Compared to the Nine Months Ended September 30, 1999.

     Revenues for the first three quarters of 2000 increased 44% to $16.7 million compared to $11.6 million for the same period in 1999. The Company had net income for the nine months ended June 30, 2000 of $699,000 or $.15 basic and diluted income per share, as compared to a net loss for the nine months ended September 30, 1999 of ($17,000) or ($.00) basic and diluted loss per share. The Company's significant improvement was the result of the aforementioned higher inmate populations.

     Earnings before interest, taxes, depreciation, and amortization (EBITDA) increased 73% for the nine months ended September 30, 2000 to $4,347,000 compared to $2,518,000 for the nine months ended September 30, 1999. The Company's EBITDA increased to 26% of revenues for the nine months ended
September 30, 2000 compared to 22% of revenues for the nine months ended September 30, 1999.

     Corporate. General and administrative expenses increased to $1,371,000 for the nine months ended September 30, 2000 compared to $970,000 for the nine months ended September 30, 1999. General and administrative expenses decreased to 8.2% of revenues for the nine months ended September 30, 2000 compared to 8.4% of revenues for the nine months ended September 30, 1999. Interest expense and depreciation and amortization have increased commensurate with the growth of the correctional operations.

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



Date:   November 7, 2000                      AVALON CORRECTIONAL SERVICES, INC.


                                     By:  //s// Jerry M. Sunderland
                                            Jerry M. Sunderland, President



                                     By:  //s// Lloyd Lovely
                                         Lloyd Lovely, Vice President of Finance

                AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES

Exhibit 27.

Financial Data Schedule

Period Type                       9 months
Fiscal Year End                   December 31, 2000
Period End                        September 30, 2000
Cash                              747,000
Securities                        0
Receivables                       2,609,000
Allowances                        17,000
Inventory                         0
Current Assets                    3,745,000
PP&E                              33,121,000
Depreciation                      3,080,000
Total Assets                      38,791,000
Current Liabilities               3,236,000
Bonds                             3,850,000
Preferred - Mandatory             0
Preferred                         0
Common                            3,000
Other - SE                        7,255,000
Total Liability and Equity        38,791,000
Sales                             0
Total Revenues                    16,749,000
CGS                               0
Total Costs                       12,402,000
Other Expenses                    1,099,000
Loss - Provision                  0
Interest Expense                  2,549,000
Income - Pretax                   699,000
Income - Tax                      0
Income Continuing                 699,000
Discontinued                      0
Extraordinary                     0
Changes                           0
Net - Income                      699,000
EPS - Primary                     .15
EPS - Diluted                     .15