Form 10KSB
period 2000-12-31
AVALON CORRECTIONAL SERVICES INC
filed 2001-03-23
CIK 872202

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB

                [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                 For the Fiscal Year Ended December 31, 2000

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

     The issuer has (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes __X__ No _____

     Disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ X ]

     Revenues from continuing operations for the year ended December 31, 2000 were $22,922,000.

     The aggregate market value of voting common stock held by non affiliates was $5,140,000 on March 1, 2001, based on the average high and low prices of such stock as reported by the National Association of Securities Dealers Automated Quotations Systems ("NASDAQ") on that day. As of March 1, 2001, 4,765,630 shares of the issuer's common stock, par value $.001, were issued and outstanding.

     DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statements for the 2001 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10, 11, and 12.

          Transitional Small Business Disclosure Format: Yes ____ No __ X__ .

            AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                              TABLE OF CONTENTS
                          FORM 10-KSB ANNUAL REPORT
                     FOR THE YEAR ENDED DECEMBER 31, 2000



Item                                                              Page

PART I

1.    Description of Business                                     1

2.    Description of Property                                     6

3.    Legal Proceedings                                           7

4.    Submission of Matters to a Vote of Security Holders         7

PART II

5.    Market for Common Equity and Related
            Stockholder Matters                                   7

6.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                   7

7.    Financial Statements                                        9

8.    Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure                27

PART III

9.    Directors, Executive Officers, Promoters and Control
            Persons; Compliance with Section 16 (a) of
            the Exchange Act                                      27

10.   Executive Compensation                                      29

11.   Security Ownership of Certain Beneficial Owners
            and Management                                        29

12.   Certain Relationships and Related Transactions              29

13.   Exhibits and Reports on Form 8-K                            29

14.   Signatures                                                  31

              AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES


                                    PART I
ITEM 1.  DESCRIPTION OF BUSINESS.

The Company -

     Avalon Correctional Services, Inc., is an owner and operator of private community correctional facilities. Avalon Correctional Services, Inc. and its wholly owned subsidiaries ("Avalon" or the "Company") specialize in operating private community correctional facilities and providing intensive correctional programming. Avalon currently operates facilities and manages programs in Oklahoma, Texas, and Colorado, with plans to significantly expand into additional states. Avalon's business strategy is designed to elevate the Company into a dominant role as a provider of community correctional services. Avalon's development plan is to expand operations through new state and Federal contracts and selective acquisitions to capitalize on the current rapid growth trends in the private correctional services industry. Avalon's management has been providing private community correctional services since 1985.

     According to the U.S. Bureau of Justice Department statistics, 40 percent of the current U.S. inmate population is expected to be released in the next 12 months. Inmates serving the last 6 to 12 months of their incarceration in a community correctional facility report a lower recidivism rate than those who bypass programs to help inmates reenter society. The United States incarcerated two million one hundred thousand persons at year-end 1999. The total prison and jail population grew 3.4% in 1999. It is estimated that the weekly need for new corrections beds remains between 1,500 and 2,000 beds. State prisons operated between 1% and 17% above capacity, while Federal prisons operated at 32% above capacity on December 31, 1999. Avalon contracts with various governmental agencies to provide community corrections operations and services. Studies have documented a 10 to 30 percent savings to government agencies when utilizing private corrections providers to build and operate correctional facilities. Avalon management believes its background and abilities to build and operate community correctional facilities and provide correctional programming positions the Company for substantial growth in the corrections industry. The number of adult correctional beds operated by private managers has grown an astounding 2,200% over the past 10 years. The number of privately operated corrections beds is projected to triple over the next five years.

     Avalon currently owns and operates 1,700 private community corrections beds. The Company owns and operates three minimum-security correctional facilities in Oklahoma, a 160-bed juvenile residential treatment center in Oklahoma; two medium-security correctional facilities in Texas; and three community correctional facilities in Colorado. Avalon is the largest private provider of community correctional services in Oklahoma. The Avalon facilities provide numerous programs for offenders generally serving the last six months of their sentence. Avalon provides contract agencies a complete range of services relating to the security, detention and care of inmates, and a broad range of rehabilitative programs to reduce recidivism. Intensive programming is an essential part of community based corrections. Avalon has provided substance abuse programs in facilities for over 15 years. The provided programming includes substance abuse treatment and counseling, vocational training, work release programs, basic educational programs, job and life skill training, and reintegration services. The Colorado community corrections programs also provide non- residential services to approximately 520 offenders in the State of Colorado. The Union City juvenile residential treatment facility is the first privately operated juvenile residential treatment facility in the State of Oklahoma. Avalon's private pay program, operated out of the private community correctional facilities, has a growing population of clients referred by local judicial systems as an alternative to secure incarceration.

     Avalon's corporate office is located at 13401 Railway Drive in Oklahoma City, Oklahoma 73114. Avalon's common stock is traded on the NASDAQ SmallCap Market with the symbol "CITY".

              AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES

Facilities -


     The  following  table  summarizes  certain   information  with  respect  to
facilities and programs managed by Avalon at March 1, 2001.


Facility Name
And Location           Company Role            Capacity   Facility/Program Type

Carver Center,         Complete Facility       248 Beds   Community Security
 Oklahoma City, OK     Siting,                            Corrections
                       Design Construction,
                       Ownership, and
                       Management

Avalon Correctional    Complete Facility       266 Beds   Community Security
Center,                Siting,                            Corrections
 Tulsa, OK             Design Construction,
                       Ownership, and
                       Management

Turley Correctional    1997 Acquisition        168 Beds   Community  Security
Center,                Design, Construction               Corrections
 Tulsa, OK             Ownership and
                       Management


El Paso Intermediate   1996 Acquisition        150 Beds   Medium Security
Sanction Facility,     Complete Facility                  Correctional Facility
 El Paso, TX           Ownership and
                       Management

Union City Juvenile    Complete Facility       160 Beds   Medium Security
Center,                Siting,                            Juvenile Facility
 Union City, OK        Design Construciton,
                       Owernship, and
                       Management

El Paso Multi Purpose  Complete Facility       300 Beds   Medium Security
Facility,              Siting,                            Correctional Facility
 El Paso, TX           Design, Construction,
                       Ownership, and
                       Management

Phoenix Center         1999 Acquisition        115 Beds   Community Security
 Henderson, Colorado   Complete Facility                  Corrections
                       Ownership and
                       Management

The Villa at Greeley   1999 Acquisition        300 Beds   Community Security
   Greeley, Colorado   Complete Facility                  Corrections
                       Ownership and
                       Management

              AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES




Facility Name
And Location             Company Role          Capacity   Facility/Program Type

The Loft House           1999 Acquisition      37 Beds    Community Security
 Denver, Colorado        Complete Facility                Corrections
                         Management

The Garland Center       1999 Acquisition       N/A       Day Reporting Center
 Northglen, Colorado     Complete Facility                Corrections
                         Management

Avalon Corporate Office  Corporate Headquartes  N/A       Administrative
 Oklahoma City, OK

Correctional Services -

     Avalon owns and operates eight correctional centers, Carver Center, Avalon Correctional Center, Turley Correctional Center, Union City Juvenile Center, El Paso Intermediate Sanction Facility, El Paso Multi Purpose Facility, Phoenix Center and The Villa at Greeley. The Company also operates the Loft House, a 37-bed community corrections program and The Garland Center, a day reporting center, both in leased facilities. The community correctional centers provide complete correctional administration, correctional officer staffing, housing, food services, vocational assistance, transportation, and rehabilitation services.

     Oklahoma. Avalon's contracts with the Oklahoma Department of Corrections extend through June 30, 2001. The contracts with the Oklahoma Department of Corrections are bid every three years. The structure of the Oklahoma contracts is based upon three one year contract periods. Avalon has contracted with the State of Oklahoma pursuant to similar contracts since 1985. The State of Oklahoma's performance under the contracts is subject to annual appropriation by the legislature. Avalon also provides services pursuant to a Federal contract obtained in connection with the acquisition of the Turley Correctional Center in October 1997. The five year Federal contract was renewed in 1999 and extends through 2004.

     Carver Center is a 248-bed minimum security correctional facility located in Oklahoma City, Oklahoma. Carver Center has been expanded from its initial capacity of 25 beds in 1985, to its current capacity of 248 beds to accommodate the increasing needs of the Oklahoma Department of Corrections. Carver center was sited, designed, and constructed by Avalon.

     Avalon Correctional Center is a 266-bed minimum security correctional facility located in Tulsa, Oklahoma. The Avalon Correctional Center was sited, designed, and constructed by Avalon and opened in July 1995.

     Turley Correctional Center is a 168-bed minimum security correctional facility located in Tulsa, Oklahoma. The Turley Correctional Center was purchased by Avalon in October 1997. A new 168-bed correctional facility finished construction on the grounds at the Turley Correctional Center in May of 2000. The buildings previously utilized for administration and offender housing have been demolished.

     Union City Juvenile Center is an 160-bed medium security juvenile correctional facility located in Union City, Oklahoma. The Union City Juvenile Center was sited, designed, and constructed by the Company. Construction of the Union City Juvenile Center was completed and the Center began receiving offenders in February 1999. The Center has a licensed capacity of 160 beds and is in the third year of a five year contract with the Oklahoma Office of Juvenile Affairs. The contract includes a provision requiring single occupancy of all cells in the facility and a maximum capacity of 80 offenders.

              AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES


     Carver Center, Avalon Correctional Center, and Turley Correctional Center are accredited by the American Correctional Association ("ACA") as Adult Community Correctional Facilities. ACA accreditation or candidacy is required to contract with the State of Oklahoma for correctional services. The ACA, a private not-for-profit organization, was established to develop uniformity and industry standards for the operation of correctional facilities and provision of inmate care. Accreditation involves an extensive audit and compliance procedure, and is generally granted for a three-year period. Carver Center has been accredited since 1990 and the current accreditation expires in 2002. Avalon Correctional Center was initially accredited in 1996 and is accredited through 2002. Turley Correctional Center was initially accredited in October 2000 and is accredited until 2003.

     Union City Juvenile Center was initially accredited in April 2000 as a Juvenile Training School and is accredited until April 2003.

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

     Colorado. The Company purchased a management contract in May 1999 to operate Adams Community Corrections Program in Northglen, Colorado. The Program provides residential and non-residential services in three locations: The Phoenix Center, a 115-bed residential center in Henderson, Colorado; The Loft House, a 37-bed residential program in Denver, Colorado and The Garland Center, a day reporting center in Northglen, Colorado. The Program provides services pursuant to contracts with various state and local agencies.

     The Company purchased The Villa at Greeley in June 1999. The Villa owns and operates a 300-bed multi-purpose facility and provides residential and non-residential offender services and an assisted living program in Greeley, Colorado. The Villa contracts with various state and local agencies.

Assets Held For Sale -

     Avalon previously provided mental health services and assisted living services in Oklahoma and Colorado. Avalon's management made the decision to divest all non-correctional services at the end of 1996 to allow management to focus exclusively on private corrections. The remaining non-correctional assets at December 31, 2000, consists of an investment in one assisted living center. The Company has evaluated various offers to sell this investment, and management believes that the facility will be sold in the future.

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

              AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES


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

     For the year ended December 31, 2000, approximately 24% of the Company's revenue is derived from contracts with the Oklahoma governmental agencies relating to the Company's private correctional facilities in Oklahoma City ("Carver Center"), Tulsa ("Avalon Correctional Center"), and Turley ("Turley Correctional Center"). Approximately 28% of the Company's revenue is derived from contracts with Colorado governmental agencies. Approximately 16% of the Company's revenue is derived from a contract with the Oklahoma governmental agencies relating to the Union City Juvenile Center. Approximately 19% of the Company's revenue is derived from contracts with Texas governmental agencies, relating to the Company's correctional facilities in El Paso, Texas.

Insurance -

     Avalon maintains insurance coverage for general liability, property and contents, automobile physical damage and liability, workers' compensation, employment practices liability and directors and officers. Avalon believes its existing insurance coverage is adequate.

Regulations -

     Avalon's community correctional facilities in Oklahoma are accredited by the American Correctional Association ("ACA"), an independent organization comprised of professionals in the corrections industry. The ACA utilizes compliance audit teams to rigorously examine all aspects of the Company's facilities and operations. The Company recognizes the importance of maintaining high quality management and operations at its facilities. Accreditation is generally granted for a three-year period. Carver Center has been accredited since 1990 and is currently accredited through 2002. Avalon Correctional Center was accredited in 1996 and is accredited through 2002. Turley Correctional Center was accredited in 2000 and is accredited until 2003. Union City Juvenile Center was accredited in 2000 and is accredited until 2003.

     The corrections industry is subject to federal, state and local regulations administered by a variety of regulatory authorities. The correctional services offered by Avalon in various states are subject to regulations and oversight by the various government agencies. Management believes its operations are

              AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES

currently in compliance with all applicable laws and regulations affecting Avalon's business.

Employees -

     At March 1, 2001, Avalon had approximately 480 full-time employees, including directors and officers. Avalon has not experienced a work stoppage, and management considers its employee relations to be good.

ITEM 2. DESCRIPTION OF PROPERTY.

     Carver Center is a 248-bed minimum security correctional facility located in Oklahoma City, Oklahoma. The facility is located on five acres of land and includes five buildings. Avalon constructed a new 16,000 square foot dormitory at Carver Center in the second quarter of 1995. The Carver Center facility contains approximately 35,000 square feet of building space. Carver Center was sited, designed, and constructed by the Company.

     Avalon Correctional Center is a 266-bed minimum security correctional facility located on approximately two acres of land in Tulsa, Oklahoma. The construction of the approximately 36,000 square foot facility was completed and opened by the Company in July 1995. The Avalon Correctional Center was sited, designed, and constructed by the Company.

     Turley Correctional Center is a 168-bed minimum security correctional facility located in Tulsa, Oklahoma. The facility is located on a thirty-five acre tract of land and includes two buildings. The Turley Correctional Center was purchased by the Company in October 1997. A new 26,000 square foot correctional facility was constructed and opened in May 2000 on the grounds at the Turley Correctional Center. The buildings previously utilized for administration and offender housing have been demolished.

     El Paso Intermediate Sanction Facility is a 150-bed medium security correctional facility located on seven acres of land in El Paso, Texas. The facility was constructed as an intermediate sanction facility. The 36,000 square foot facility was purchased by the Company in 1996.

     Union City Juvenile Center is a 160-bed medium security juvenile correctional facility located on 20 acres of land in Union City, Oklahoma. Construction of the 45,000 square foot facility was completed and the Center began receiving offenders in February 1999. The Union City Juvenile Center was sited, designed, and constructed by the Company.

     El Paso Multi Purpose Facility is a 300-bed medium security correctional facility on seven acres of land purchased in 1998 in El Paso, Texas.
Construction of the 54,000 square foot facility was completed in 1999. The El Paso Multi Purpose Facility was sited, designed, and constructed by the Company.

     The Phoenix Center is a 115-bed minimum security correctional facility located in Northglen, Colorado. The 13,200 square foot facility is located on approximately 2.2 acres of land. The Phoenix Center was acquired by the Company in 1999.

     The Villa at Greeley is a 300-bed multi-use correctional facility located in Greeley, Colorado. The 101,000 square foot facility is located on approximately four acres of land. The Villa at Greeley was acquired by the Company in 1999.

     The Loft House is a 37-bed minimum security leased facility located in Denver, Colorado.

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

             AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of Avalon's stockholders during the quarter ended December 31, 2000.


                                   Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Avalon's common stock trades on the NASDAQ SmallCap Market with the symbol "CITY". The following table reflects the range of high and low sales prices, as reported by the National Quotation Bureau for each quarterly period during 2000 and 1999. The prices represent inter-dealer prices, without retail mark up, mark down, or commission and may not represent actual transactions. Trading in Avalon's common stock is limited and may not be an indication of the value of the common stock.

            Quarterly Period Ended        High              Low
            March 31, 1999                4 7/8             3 5/8
            June 30, 1999                 4 3/4             3 7/8
            September 30, 1999            2 7/8             2 1/32
            December 31, 1999             2 1/2             1 1/4
            March 31, 2000                2 15/32           1 1/8
            June 30, 2000                 2 1/16            1 1/4
            September 30, 2000            2                 1 29/64
            December 31, 2000             1 5/8             1 1/16

     Avalon had approximately 800 holders of record of its common stock as of March 1, 2001. No dividends were declared during 2000 and 1999. Avalon's Board of Directors presently intends to retain all earnings in the foreseeable future for use in Avalon's business. Payment of dividends on the Common Stock is restricted by certain credit facilities.

     The average high and low price for the Common Stock, as reported on the NASDAQ SmallCap Market System was $1.38 per share on March 1, 2001.


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

     Working capital at December 31, 2000 was $455,000 representing a current ratio of 1.10:1.00, compared to working capital of $915,000 and a current ratio of 1.36:1.00 at December 31, 1999. Capital expenditures were $1.42 million in 2000, compared to $21.1 million in 1999. The 2000 capital expenditures include:

             AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES


additional construction costs of the El Paso Multi-Purpose facility in February 2000, completion of the Turley Correctional Center in May 2000, and other normal operating purchases of vehicles, equipment, and building improvements. The 1999 capital expenditures include: construction costs for the Union City Juvenile Center, completed in February 1999; construction costs for the El Paso Multi-Purpose facility, completed in June, 1999; the acquisition of the operations of Adams County in May, 1999; the acquisition of the Villa at Greeley in June, 1999; and construction of the new facility at the Turley Correctional Center.

     The Company had approximately $1.8 million of cash and revolving credit available for new projects at December 31, 2000. The Company believes it has adequate cash reserves and cash flow from operations to meet its current cash requirements. The Company expects current contracts to generate sufficient income to increase cash reserves, while minimizing income taxes through the utilization of tax loss carry forwards.

     The Company secured an $18 million senior credit facility with Fleet Capital Corporation in February 1999. The credit facility with Fleet Capital Corporation was amended in December of 1999 to provide for a credit facility consisting of a $13.5 million term loan and a revolving line of credit equal to the lesser of $3 million or 80% of eligible accounts receivable.

Results of Operations -

Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999 -

     Total revenues from continuing operations increased by 36% to $22.9 million in 2000 from $16.8 million in 1999. The net increase in revenues was a result of a full year of operations after the opening of the Union City Juvenile Center in February 1999, the opening of the El Paso Multi-Purpose facility in June 1999, the acquisition of the Adams County operations in May 1999, and the acquisition of The Villa at Greeley in June 1999.

     The Company's net income before extraordinary loss was $963,000 or $0.20 basic and diluted per share in 2000 compared to $118,000 or $0.03 basic and 0.02 diluted per share in 1999.

     The Company reported net income of $963,000 or $0.20 basic and diluted per share in 2000 compared to a net income of $83,000 or $0.02 basic and diluted per share in 1999.

     Operating income, before interest, depreciation, and income taxes increased approximately 53% to $5,928,000 in 2000 from $3,871,000 in 1999. The average daily inmate census increased to 1,576 in 2000 from 1,145 in 1999. The census increase was a result of a full year of operations after the opening of the Union City Juvenile Center in February 1999, the opening of the El Paso Multi-Purpose facility in June 1999, the acquisition of the Adams County operations in May 1999, and the acquisition of The Villa at Greeley in June 1999.

     Direct operating expenses increased by 36% in 2000 over 1999. The increase was a result of a full year of operations after the opening of the Union City Juvenile facility in February 1999, the opening of the El Paso Multi- Purpose facility in June 1999, the acquisition of the Adams County operations in May 1999, and the acquisition of The Villa at Greeley in June 1999.

     General and administrative expenses increased by 23% in 2000. The majority of the increase was a result of a full year of additional staffing for the new facilities opening in 1999 and the 1999 acquisitions. General and administrative expenses decreased to 7% of revenues in 2000 compared to 8% of revenues in 1999.

     Interest expense increased by $864,000 in 2000 as a result of a full year of interest expense relating to the indebtedness utilized for the new facilities opening in 1999 and the 1999 acquisitions.

             AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES


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

             AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES



              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of
Avalon Correctional Services, Inc.

We have audited the accompanying consolidated balance sheets of Avalon Correctional Services, Inc. and subsidiaries (the "Company") (formerly Avalon Community Services, Inc.) as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



                                                      GRANT THORNTON LLP

Oklahoma City, Oklahoma
February 23, 2001

                   AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS

                                                            December 31,

                                                                        1999
                                                         2000
                                                       ---------       ---------

ASSETS

Current assets:

  Cash and cash equivalents                        $    726,000   $    601,000
  Related party receivables                             317,000        294,000
  Accounts receivable, net                            3,719,000      2,174,000
  Notes receivable                                        2,000         31,000
  Prepaid expenses and other                            160,000        360,000
                                                       ---------     ---------
       Total current assets                        $  4,924,000   $  3,460,000

Property and equipment, net                          29,673,000     29,552,000

Other assets                                          4,858,000      5,428,000
                                                      ---------      ---------
       Total assets                                $ 39,455,000   $ 38,440,000
                                                       =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable, accrued liabilities and other  $  1,477,000    $  1,395,000

  Current maturities of long-term debt                2,992,000       1,150,000
                                                     ---------        ---------

            Total current liabilities              $  4,469,000    $  2,545,000

Long-term debt, less current maturities            $ 23,614,000    $ 25,554,000

Convertible debentures                             $  3,850,000    $  3,850,000

Redeemable common stock, $.001 par value

     1,622,448  shares issued and outstanding      $  3,593,000    $  4,124,000
     in 2000 and 1999

Stockholders' equity:

     Common stock - par value $.001; 24,000,000
            shares authorized; 4,765,630 and
            4,715,630 shares issued and outstanding
            in 2000 and 1999, respectively, less
            1,662,448 shares subject to repurchase
            in 2000 and 1999.                       $     3,000     $     3,000

  Preferred stock; par value $.001; 1,000,000

            shares authorized; none issued                  ---            ---

  Paid-In capital                                      7,285,000       6,686,000

  Accumulated deficit                                 (3,359,000)    (4,322,000)
                                                       ---------      ---------
 Total liabilities and stockholders' equity           $39,455,000    $38,440,000
                                                       =========      =========



       The accompanying notes are an integral part of these consolidated financial statements.

             AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Year Ended December 31,

                                                         2000            1999
                                                       --------        --------

Revenues                                            $22,922,000     $ 16,803,000
                                                      --------        ----------
Costs and expenses:
  Direct operating                                    15,406,000      11,302,000
  General and administrative                           1,588,000       1,292,000
  Development costs                                          ---         338,000
  Depreciation and amortization expense                1,534,000       1,186,000
  Interest expense                                     3,431,000       2,567,000
                                                        --------        --------
Net income from continuing operations
  before extraordinary item                          $   963,000    $    118,000
  Extraordinary loss on extinguishment of debt               ---        (35,000)
                                                        --------        --------
Net income                                           $   963,000    $     83,000
                                                        ========        ========

Basic income (loss) per share:

  Net income before extraordinary item               $      0.20    $       0.03
  Extraordinary loss on extinguishment of debt               ---          (0.01)
                                                        --------        --------
  Net income per share                               $      0.20    $       0.02
                                                        ========        ========
Weighted average number of common
  shares outstanding, basic                            4,747,734       4,670,333
                                                        ========        ========

Diluted income per share:
    Net income before extraordinary item             $      0.20    $       0.02
  Extraordinary loss on extinguishment of debt               ---             ---
                                                        --------        --------
     Net income per share                            $      0.20    $       0.02
                                                        ========        ========
Weighted average number of common
     shares outstanding, diluted                       4,752,901       5,125,333
                                                        ========        ========



       The accompanying notes are an integral part of these consolidated financial statements.

             AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES


             AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                  Years ended December 31, 2000 and 1999

                             Common     Common             Total         Total
                           Stock Share  Stock   Paid-In  Accumulat. Stockholders
                                        Amount  Capital    Deficit       Equity
                             ---------  -------  --------  ---------  ----------

Balance, January 1, 1999      4,664,328 $ 3,000 $6,618,000 (4,405,000) 2,216,000
Net Income                          ---     ---       ---      83,000     83,000
Stock options exercised           6,302     ---      8,000       ---       8,000
Warrants exercised, net of
issuance costs                   45,000     ---     60,000       ---      60,000
                              ---------  -------- --------- --------- ----------
Balance, December 31, 1999    4,715,630 $ 3,000 $6,686,000 (4,322,000) 2,367,000
Net income                          ---     ---       ---     963,000    963,000
Accretion of redeemable stock       ---     ---    531,000        ---    531,000
Warrants exercised, net of
insurance costs                  50,000     ---     68,000        ---     68,000
                              --------- -------- ---------- ---------  ---------
Balance, December 31, 2000    4,765,630 $ 3,000 $7,285,000 (3,359,000) 3,929,000
                              =========  ======== ========= ========== =========



















       The accompanying notes are an integral part of these consolidated financial statements.

             AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                       Year ended December 31,
                                                         2000             1999
                                                      ----------       ---------

OPERATING ACTIVITIES:

    Net income                                       $  963,000      $   83,000

    Adjustments to reconcile net income to

      net cash provided by (used in) operating activities

    Amortization of discount on investments                ---          (81,000)

    Depreciation and amortization                     1,534,000        1,186,000

    Amortization of debt issue costs                    231,000          211,000

    Extraordinary loss on extinguishment of                ---            35,000

    (Gain) loss on sale of property                     13,000           (5,000)

    Write down of property                                 ---            13,000

    Other                                                  ---            29,000

    Changes in operating assets and liabilities:

      Decrease (increase) in

        Accounts receivable                         (1,545,000)        (826,000)

        Due to / from related parties                  (23,000)        (294,000)

        Prepaid expenses and other assets              191,000         (260,000)

        Increase in accounts payable and other          82,000           700,000
                                                     ----------        ---------
        Net cash provided by operations           $  1,446,000     $    791,000
                                                     ----------        ---------



INVESTING ACTIVITIES:

  Capital expenditures and acquisitions           $ (1,420,000)    $ (9,513,000)

  Acquisitions of businesses and contracts                 ---      (11,634,000)

  Proceeds from sale of short term investments             ---         6,000,000

  Proceeds from payments on notes receivable            29,000           291,000

  Proceeds from disposition of property                 64,000            17,000
                                                     ----------     ------------
     Net cash used in investing activities        $ (1,327,000)    $(14,839,000)
                                                     ----------    -------------







       The accompanying notes are an integral part of these consolidated financial statements.

             AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW


                                                    Year Ended December 31,
                                                      2000              1999
                                                  ----------        ------------

FINANCING ACTIVITIES:

  Proceeds from borrowing                        $ 11,918,000       $ 26,480,000

  Repayment of borrowing                         (11,980,000)       (16,272,000)

  Payment of debt issue costs                            ---           (808,000)

  Proceeds from warrant and option exercise           68,000              68,000

  Proceeds from issuance of redeemable common stock      ---                 ---
                                                   ---------        ------------
     Net cash provided by  financing activitie   $     6,000       $   9,468,000
                                                   ---------        ------------
Net increase (decrease) in Cash

  And Cash Equivalents                           $   125,000       $ (4,580,000)

Cash and Cash Equivalents,

  Beginning of Period                            $   601,000       $   5,181,000
                                                  ----------       -------------
 Cash and Cash Equivalents

   End of Period                                 $   726,000       $     601,000
                                                   =========        ============

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the year for:

         Interest                                $ 3,246,000        $  2,389,000

         Income Taxes                                    ---                 ---

Non cash investing and financing activities:

     The Company purchased businesses and contract rights during the year ended December 31, 1999. The following liabilities were assumed in conjunction with those purchases.


             Assets acquired                     $   11,800,000

             Cash paid                               11,634,000
                                                     ----------
              Liabilities assumed                $      166,000
                                                     ==========



       The accompanying notes are an integral part of these consolidated financial statements.

             AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEARS ENDED 2000 AND 1999


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Nature of Business-

     Avalon Correctional Services, Inc. "Avalon" or the "Company") (formerly Avalon Community Services, Inc.) is an owner and operator of private community correctional services. Avalon specializes in operating private community correctional facilities and providing intensive correctional programming. Avalon currently operates in Oklahoma, Texas and Colorado with plans to significantly expand into additional states. Avalon's business strategy is designed to elevate the Company into a dominant provider of community correctional services by expanding its operations through new state and Federal contracts and selective acquisitions. Avalon owns a 248-bed adult residential facility in Oklahoma City, Oklahoma, a 266-bed adult residentail facility in Tulsa, Oklahoma, a 168-bed adult residential facility in Tulsa, Oklahoma; a 150-bed medium security facility in El Paso, Texas; a 300-bed medium security facility in El Paso, Texas; a 160-bed medium security juvenile facility in Union City, Oklahoma; a 115-bed halfway house located in Henderson, Colorado; and a 300-bed multi-use facility in Greeley, Colorado. Avalon also operates a 37-bed halfway house in Denver, Colorado, and a day reporting center in Northglen, Colorado. The Colorado community corrections programs also provide non-residential services to approximately 520 offenders in the State of Colorado.

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

     Declines in the fair value of individual securities below cost or amortized cost other than temporary result in write- downs are included in earnings. The specific identification method is followed in determining the cost of securities sold.


Concentrations of Credit Risk -

     Financial instruments potentially subjecting the Company to concentrations of credit risk consist principally of temporary cash investments, accounts receivable and notes receivable. The Company places its temporary cash investments with high credit quality financial institutions and money market funds and limits the amount of credit exposure to any one institution or fund. Concentrations of credit risk with respect to accounts receivable are limited due to the fact that a significant portion of the Company's receivables are from government agencies. The Company maintains an allowance for doubtful accounts for potential credit losses. The allowance for doubtful accounts at December 31, 2000 and 1999 was $30,000 and $9,000, respectively. Actual bad debt expenses have not been material.

                 AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FOR THE YEARS ENDED 2000 AND 1999



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

Net Income Per Common Share -

     Basic net income per share has been computed on the basis of weighted average shares outstanding during each period. Diluted income per share has been computed based on the assumption that all dilutive options and warrants are exercised.

                 AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FOR THE YEARS ENDED 2000 AND 1999


NOTE 2.  PROPERTY AND EQUIPMENT

     The elements of property and equipment and related accumulated depreciation as of December 31, 2000 and 1999 are as follows:


                                                           Accumulated
                                             Cost          Depreciation
                                           -------         ------------

December 31, 1999
    Land                                $  3,148,000      $        ---
    Buildings and Improvements            25,516,000         1,247,000
    Furniture and Equipment                1,750,000           726,000
    Transportation Equipment               1,488,000           377,000
                                            --------         ---------
                                        $ 31,902,000      $  2,350,000
                                           ========          =========


December 31, 2000

     Land                                $  3,150,000      $       ---
     Buildings and Improvements            26,347,000        1,886,000
     Furniture and Equipment                2,081,000          996,000
     Transportation Equipment               1,530,000          553,000
                                             --------         --------
                                         $ 33,108,000      $ 3,435,000
                                             ========        =========

     Capitalized interest on construction projects totaled approximately $75,000 and $221,000 respectively, for the years ended December 31, 2000 and 1999.

NOTE 3.  ACCOUNTS PAYABLE, ACCRUED LIABILITIES AND OTHER

     The elements of accounts payable, accrued liabilities and other as of December 31, 2000 and 1999 are as follows:

                                             2000                1999
                                          ----------          ----------
     Trade accounts payable              $   368,000         $   364,000
     Accrued interest payable                150,000             121,000
     Accrued salary and benefits             686,000             501,000
     Other accrued liabilities               273,000             409,000
                                          ----------          ----------
                                         $ 1,477,000         $ 1,395,000
                                         ===========          ==========

NOTE 4.  CORRECTIONAL CONTRACTS

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

                 AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FOR THE YEARS ENDED 2000 AND 1999



                                               2000           1999
                                            ----------      ---------
     Governmental Agency A                     24%             25%
     Governmental Agency B                     28%             23%
     Governmental Agency C                     16%             19%
     Governmental Agency D                     19%             10%


     The Company has a fifteen (15) year Residential Services contract with West Texas Community Supervision and Corrections Department and a four year Residential Services contract with the Texas Department of Criminal Justice Parole Department to provide correctional services in El Paso, Texas extending through August 31, 2011 and August 31, 2004, respectively. The Company's current Residential Services contracts with the Oklahoma Department of Corrections extend through June 30, 2001. The Company's current contracts with the Colorado Department of Corrections extend through June 30, 2001. The Company's current contract with the Oklahoma Office of Juvenile Affairs extends through December 2, 2001 with renewal options through December 2, 2003.


NOTE 5.  LONG-TERM DEBT

    Long-term debt consists of the following:
                                                       Year Ended   December 31,

                                                           2000          1999
                                                        --------      ---------
Revolving bank line of credit, collateralized by    $  1,070,000    $    110,000
  accounts receivable, with interest at 1% over
  prime (effective rate of 10.5% at December 31,
  2000); due Feb 2003.
Notes payable to banks, collateralized by
  transportation equipment, due in installments
  through October 2019 with interest ranging
  from 1.90% to 10.85%.                                  806,000         822,000
Notes payable to banks, collateralized by land,
  buildings, and improvements due in installments
  through March 2004 with interest ranging from
  9.75% to 11%.                                       14,441,000      15,448,000
Note payable to an investment company,
  uncollateralized with interest at 12.5%,
  due in four installments beginning in
  2005, including original issue premium              10,289,000      10,324,000

                                                      ----------      ----------
                                                    $ 26,606,000    $ 26,704,000

Less - current maturities                           $  2,992,000    $  1,150,000
                                                        ----------    ----------
                                                    $ 23,614,000    $ 25,554,000
                                                      ==========      ==========


     The Company completed a senior credit facility with Fleet Capital Corporation on February 25, 1999. The Company utilized existing cash reserves in February 1999 to retire $5,053,000 in existing indebtedness upon the completion of the senior credit facility. The difference between the Company's carrying value of debt and the amounts paid to extinguish the debt resulted in an extraordinary loss of $35,000. The aggregate maturities of long-term debt for each of the next five years are as follows: 2001: $2,992,000; 2002: $1,901,000; 2003: $10,847,000; 2004: $380,000; 2005: $2,580,000 and $7,906,000 thereafter.

                 AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FOR THE YEARS ENDED 2000 AND 1999


The senior credit facility has certain financial covenants requiring the Company to maintain certain earnings and financial ratios among other things.

     The Company completed a $15,000,000 private placement of debt and equity with an investment company on September 16, 1998. Pursuant to the terms of the agreement, the Company tendered an unsecured subordinated note with a face value of $10,000,000 bearing interest of 12.5% with interest payable in quarterly installments until December 31, 2005, when the first of four quarterly principal installments are due. The Company also tendered 1,622,448 shares of redeemable common stock to the investment company. These shares are subject to repurchase by the Company under certain circumstances, or beginning September 16, 2003 at the holders option, at the then current average traded price of the stock. The Company is accreting the difference between the carrying value and the estimated redemption price of the stock by periodic charges / credits to additional paid-in capital. The financial covenants require the Company, among other things, to maintain certain earnings and debt coverage ratios.

     The Company obtained an independent fair value appraisal of the debt and equity instruments reflecting a fair value allocation of the debt of $10,365,000 and the fair value allocation of the redeemable common stock of $4,635,000. The original issue premium of $365,000 is being accreted as a reduction of interest expense over the term of the debt instrument. Debt issue costs of $1,654,000 (including $266,000 representing the fair value of warrants issued to financial advisors) have been allocated to the debt and redeemable common stock based upon their fair values. Costs of $511,000 allocated to the redeemable common stock have reduced its original book value to $4,124,000. Costs of $1,143,000 allocated to the debt instrument are included in other assets and are being amortized to interest expense over the life of the debt instrument using the effective interest method.


NOTE 6.  CONVERTIBLE DEBENTURES

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


NOTE 7.  STOCKHOLDERS' EQUITY

     The Company completed a private placement in August 1994, of 1,000,000 shares of common stock and 1,000,000 Class C stock purchase warrants and an additional 100,000 shares of common stock and 100,000 Class C stock purchase warrants were reserved for underwriters. The Company issued an additional 25,000 and 165,000 Class C stock purchase warrants, respectively, in 1997 and 1996. The Company has issued 502,500 shares of common stock upon the exercise of the Class C stock purchase warrants through December 31, 2000. The Class C stock purchase warrants expired on March 31, 2000.

     The Company issued 200,000 Class D stock purchase warrants in August 1996, in connection with the acquisition of the El Paso Intermediate Sanction Facility. The Class D stock purchase warrants provide for the purchase of the Company's common stock at any time until their expiration at August 2, 2001. The exercise price of the class D warrants is $4.20 per share as of December 31, 2000. The warrants may be redeemed by the Company upon certain events for $.01 per share.

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

                 AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FOR THE YEARS ENDED 2000 AND 1999


common stock at a price of $3.00 per share at any time until their expiration at August 2, 2001. The warrants may be redeemed by the Company upon certain events for $.01 per share.

     The Company issued 200,539 stock purchase warrants to financial advisors in September 1998, in connection with the $15,000,000 private placement. The stock purchase warrants provide for the purchase of the Company's common stock at any time until their expiration at September 2002. The exercise price of the warrants is $3.75 per share as of December 31, 2000. The warrants may be redeemed by the Company upon certain events for $.01 per share. The fair value of the warrants was allocated between the proceeds the debt and equity issues as debt issue cost and a reduction in redeemable common stock.

     A 1994 agreement provided for the issuance of an option to issue 750,000 common stock purchase warrants to purchase common stock at $1.50 per share for each dollar of Company debt guaranteed by the Company's CEO. The warrants will have a five year term from the date of issuance.

NOTE 8.  STOCK OPTION PLAN

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

     The options generally vest within five years and have a ten year expiration period. The Company amended its stock option plan on December 1, 1996, increasing the number of shares available under the Plan to 600,000. Non-statutory options have been granted providing for the issuance of 479,610 shares of Class A common stock at exercise prices ranging from $1.50 to $4.25 per share. Options providing for the issuance of 273,425 shares were exercisable at December 31, 2000.

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

     The Company uses the intrinsic value method to account for its stock option plan in which compensation is recognized only when the fair value of each option exceeds its exercise price at the date of grant. Accordingly, no compensation cost has been recognized for the options issued. Had compensation cost been determined based on the fair value of the options at the grant dates, the Company's net income per share would have been decreased to the pro forma amounts indicated below.


                                                   2000         1999
                                                ---------   ---------
Net Income (Loss)
    As reported                                 $ 963,000  $   83,000
    Pro forma                                     730,000    (147,000)
Income (Loss) per share, basic and diluted
    As reported                                 $    0.20  $     0.02
    Pro forma                                        0.15       (0.03)


     These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1995. The fair value of each grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following

                 AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FOR THE YEARS ENDED 2000 AND 1999


weighted-average assumptions used for grants in 2000 and 1999, respectively: no expected dividends; expected volatility of 73% and 76%; risk-free interest rate of 6.8% and 5.9%; and expected lives of ten years.

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

     A summary of the status of the Company's stock option plan as of December 31, 2000 and 1999, and changes during the years ending on those dates is presented below.

                                          2000                   1999
                                          ----                   ----

                                             Weighted                Weighted
                                              average                  average
                                    Shares  exercise price Shares exercise price
                                   --------  -----------   ------ --------------
Outstanding at beginning of year    342,560       $ 1.73   492,900       $  3.18
    Granted                         159,500         1.60   281,920          1.98
    Exercised                             0          ---   (6,302)          1.86
    Forfeited                      (22,450)         1.69  (57,058)          3.56
    Cancelled                             0          ---  (368,900)         3.56
                                   --------    ---------   --------    ---------

Outstanding at end of year          479,610         1.69  342,560        $  1.73
Options exercisable at year end     273,425         1.67  202,466           1.69
Weighted average fair value of                 ---------               ---------
  options granted during the year                 $ 1.31                 $  1.54
                                               =========               =========


     The following table summarizes information about fixed-price stock options outstanding at December 31, 2000.

                        Options outstanding          Options exercisable
                        -------------------          -------------------


                               Weighted
                  Number       average     Weighted                   Weighted
                outstanding   remaining     average      Number        average
                at 12/31/00  contractual   exercise    exercisable    exercise
                                life         price     at 12/31/00      price
                ----------    ---------    ---------   -----------   -----------
Range of exercise

$1.50 to $2.25     475,610         7.82     $  1.67         271,675     $  1.66
$2.26 to $3.39       2,000         8.58        2.44             500        2.44
$3.40 to $4.25       2,000         7.13        4.00           1,250        3.95
                ----------                              -----------
$1.50 to $4.25     479,610                                  273,425
                ==========                              ===========

                 AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FOR THE YEARS ENDED 2000 AND 1999


NOTE 9.  ACQUISITIONS AND CONTRACT AWARDS

     The Company acquired the management contract and correctional contracts of Adams Community Corrections Program, Inc. from CSC, Inc. on April 30, 1999. The purchase price was allocated $1,515,000 to contract rights and $1,450,000 to real estate. The management contract provides for fees, overhead and direct expense reimbursement. The revenues and expenses of the contracts subsequent to April 30, 1999 are included in operations of the Company. The contract rights are amortized over their expected lives of fifteen years and resulted in amortization expense of approximately $129,000 in 2000 and $67,000 in 1999.

     The acquisition included three facilities, the Phoenix Center, the Loft House and the Garland Center. The Phoenix Center is a 135-bed halfway house located in Henderson, Colorado. The Loft House is a 35-bed halfway house located in Denver, Colorado. The Garland Center is a day reporting center in Northglenn, Colorado providing services to non- residential offenders.

     The Company acquired The Villa at Greeley, LLC on June 9, 1999. The Villa at Greeley is a private provider of residential services and programs for community corrections offenders. The Company assumed management and began operating the facility effective June 1, 1999. The Villa at Greeley, LLC provides services to approximately 300 individuals for residential services and also provides day reporting and non-residential services to approximately 280 offenders. The Company also purchased the buildings and land in Greeley, Colorado utilized by the Villa at Greeley, LLC. Pursuant to the terms of the agreement, all assets and liabilities existing at June 1, 1999 were excluded from the transaction with the exception of the property, plant, and equipment and contracts with various state and local government agencies and legal rights. The purchase price was allocated $7,100,000 to real estate, $147,000 to property and equipment, $12,000 to other assets, and $1,576,000 to contract rights. Contract rights are amortized over their estimated lives of fifteen years and resulted in amortization expense of approximately $98,000 in 2000 and $57,000 in 1999.

     The following summarized pro forma unaudited information assumes the acquisition of The Villa at Greeley, LLC had occurred on January 1, 1999:

                                            Year ended December 31,
                                                    1999
                                             -----------------
     Revenues                                  $ 18,989,000
     Net income                                $    217,000
     Income per share, basic                   $       0.05
     Income per share, diluted                 $       0.04

     The above amounts are based upon certain assumptions and estimates the Company believes are reasonable. The pro forma results do not necessarily represent results that would have occurred if the business combination had taken place at the date and on the basis assumed above.

                 AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FOR THE YEARS ENDED 2000 AND 1999


NOTE 10.  EARNINGS PER SHARE

     The following table sets forth the computation of earnings per share and earnings per share assuming dilution.


                                                         2000         1999
                                                       --------     ---------
Numerator
     Net income before extraordinary loss           $   963,000   $   118,000
                                                       --------     ---------
Denominator for earnings per share
     Weighted average shares outstanding - basic 4,747,734 4,670,333 Effect of dilutive securities
        - stock options                                     314       127,541
        - stock warrants                                  4,853       327,459
                                                       --------     ---------
Denominator for earnings per share assuming dilution  4,752,901     5,125,333
                                                       ========     =========
Earnings per share, basic                            $     0.20   $      0.03
                                                       ========     =========
Earnings per share assuming dilution                 $     0.20   $      0.02
                                                       ========     =========

NOTE 11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts and estimated fair values of the Company's financial instruments, none of which were held for trading purposes, were as follows:

                                            Year Ended December 31,
                                        2000                       1999
                                ---------------------      ---------------------

                                 Carrying   Estimated      Carrying   Estimated
                                 amount     fair value     amount     fair value
                               ----------   ---------     ---------   ----------
Financial Assets

  Cash and cash equivalents $   726,000    $  726,000     $  601,000  $  601,000

  Notes receivable                2,000         2,000         31,000      31,000

Financial liabilities

  Variable rate debt         13,920,000    13,920,000     13,610,000  13,610,000

  Fixed rate debt            12,686,000    11,944,000     13,094,000  12,770,000

  Convertible debentures      3,850,000     3,540,000      3,850,000   3,850,000

  Redeemable common stock     3,593,000     1,850,000      4,124,000   2,069,000


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

     Redeemable Common Stock - Fair value of redeemable common stock is calculated assuming exercise of the purchase option under the terms of the stock purchase agreement at December 31, 2000 and 1999.

NOTE 12.  INCOME TAX

     The following is a reconciliation of the provision for (benefit from) income taxes from continuing operations computed by applying the Federal statutory rate of 34% and the effective income tax rate for the years ended December 31, 2000 and 1999:
                                                      Year ended December 31,

                                                        2000            1999
                                                     ---------       ---------

Provision for (benefit from) income taxes

     at statutory rate                               $   327,000   $    28,000

Nondeductible expenses                                    11,000        12,000

State income taxes                                           ---         3,000

Change in valuation allowance                           (81,000)     (381,000)
Change in prior year estimate                          (257,000)       338,000
                                                       --------        -------

   Total provision for (benefit from) income taxes    $     ---      $    ---
                                                       =========     =========

               AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEARS ENDED 2000 AND 1999



Deferred tax assets and liabilities are as follows:   Year ended December 31,

                                                      2000         1999
                                                      ----         ----

Deferred tax assets

   Net operating loss carry forward             $    641,000   $   918,000
   Nondeductible accruals and allowances             415,000       393,000
   Other                                               1,000         1,000
                                                   ---------     ---------
                                                $  1,057,000   $ 1,312,000

  Less: Valuation allowance                        (596,000)     (677,000)
                                                   ---------     ---------
    Deferred tax assets                         $    461,000   $   635,000
                                                   ---------     ---------
Deferred tax liabilities:

   Property and equipment                       $   (395,000)  $ (569,000)
                                                   ---------     ---------
        Deferred tax liabilities                $   (395,000)  $ (569,000)
                                                   ---------     ---------
          Net deferred tax asset                $     66,000   $    66,000
                                                   =========     =========


     The valuation allowance on tax assets decreased $81,000 in 2000 and $381,000 in 1999, including $81,000 and $381,000 related to continuing operations in 2000 and 1999, respectively. The decrease in valuation allowance in 2000 was primarily due to the utilization of net operating loss carryforwards. The decrease in valuation allowance in 1999 was primarily the result of a change in prior year estimate.

     The Company has approximately $1,602,000 of net operating loss carry forwards at December 31, 2000, expiring through 2019.

NOTE 13.  RELATED PARTY TRANSACTIONS

     The Company entered into agreements with affiliated entities in 1995 and 1996 to develop and manage two assisted living centers. The Company received a 15% equity interest in each assisted living center and has an investment of approximately $208,000 at December 31, 2000. The Company sold one facility in 1997 and plans to sell its interest in the remaining facility. The Company believes it will recover its investment from sales proceeds. Facility debt of $1,855,000 is guaranteed by the Company at December 31, 2000.

NOTE 14.  COMMITMENTS AND CONTINGENCIES

     Total   lease   expense   was  $93,000  and  $67,000  for  2000  and  1999,
respectively, under all operating leases. The future minimum lease payments are as follows: 2001 - $56,000, 2002 - $14,000 , 2003 - $3,000, and 2004 - $1,000.

     The Company executed three-year employment agreements with the Company's CEO and President in 1997. The agreements provide for compensation at a base rate and increases to be determined on an annual basis by the Board of Directors. The agreements also contain provisions for severance pay and disability payments, as well as non-compete agreements preventing the CEO and President from engaging in a business deemed similar to that of the Company. The Company has a deferred compensation plan.

     The Company's CEO assumed the responsibilities and title of the President upon the former President's retirement in December 2000. The CEO's employment agreement was extended through December 2001.

               AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES

 NOTE 15.  LITIGATION

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

MANAGEMENT -

      Name                                Age   Position(s) with the Company

      Donald E. Smith ....................48....Chief Executive Officer,
                                                President, and Director
      Mary L Livers ......................47....Chief Operating Officer
      Marvin Wiebener ....................57....Executive Vice President
      Joliet Mousso ......................33....Vice President of Operations
      Randall J. Wood ....................42....Corporate Secretary and Counsel
      Tiffany Smith ......................33....Vice President of Corporate
                                                Communications
      Lloyd Lovely .......................51....Vice President of Finance
      Jerry M. Sunderland ................64....President and Director*
      Shawn Sunderland ...................38....Vice President of Operations
      Eric Gray ..........................44....Vice President and Counsel
      Robert O. McDonald .................62....Director
      Mark S. Cooley .....................43....Director
      James P. Wilson ....................42....Director
      Charles W. Thomas ..................57....Director

            *Retired December 31, 2000

Directors and Officers of the Company -

     The following is a brief description of the business experience during the past five years of each of the above-name persons:

     Donald E. Smith is the founder of the Company's corrections operations and serves as the Chief Executive Officer and President of Avalon and its subsidiaries. Mr. Smith has served as CEO since the inception of the company. Mr. Smith has owned, managed and developed a number of private corporations since 1985 to provide private corrections, health care and other related services. Mr. Smith received a Bachelor of Science degree in 1974 from Northwestern State College. Mr. Smith was employed by Arthur Andersen & Co. for seven years prior to founding the Company.

     Mary Livers joined the Company in 2000 and serves as Chief Operating Officer of Avalon. She has more than twenty years of correctional management experience with the Oklahoma Department of Corrections, having served in many positions including Deputy Warden, Administrator, Warden, Deputy Director, Chief of Operations, Regional Director, and Associate Director. Prior to joining the Oklahoma Department of Corrections, Ms. Livers worked four years with the Arkansas Department of Corrections. Ms. Livers has a Bachelor of Science degree in Sociology/Psychology and a Master of Social Work from Louisiana State University. Ms. Livers is currently completing the Adult and Higher Education Doctoral Program at the University of Oklahoma.

               AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES

     Marvin Wiebener joined the Company in January 2001 and serves as Executive Vice President. Mr. Wiebener's responsibilities include the development and implementation of quality programs throughout Avalon's various facilities. Mr. Wiebener has over twenty-five years of experience as a program administrator and as an institutional superintendent, responsible for delivering as array of services to juvenile and youthful offenders. Mr. Wiebener graduated from Northwestern Oklahoma State University, located in Alva, Oklahoma, with a Bachelor of Science degree in 1968 and he received his Master of Social Work degree from Our Lady of the Lake University, San Antonio, Texas, in 1975.

     Joliet Mousso joined Avalon in 1992 and has held several positions in the company, including Counselor Supervisor, Assistant Administrator, and Facility Administrator. Ms. Mousso was promoted to Vice President of Operations during the year 2000. Ms. Mousso has a Bachelor of Science degree in Criminal Justice from Oklahoma City University. She currently is responsible for Avalon's
Colorado operations. Ms. Mousso's responsibilities include supervision, administration, quality assurance, and formulation of policies and procedures.

     Randall J. Wood joined Avalon in 1995 and serves as Corporate Secretary and Counsel for the Company. Prior to joining the Company in 1995, Mr. Wood's practice was focused primarily in the field of real property and commercial litigation. Mr. Wood practiced with the firm of Stack & Barnes, P.C. for ten years, and was with the firm of Hammons, Vaught, & Conner prior to joining the Company. Mr. Wood is a member of the Oklahoma Bar Association and is authorized in Oklahoma Federal Courts and the Tenth Circuit Court of Appeals. Mr. Wood is responsible for the duties of the Corporate Secretary, management of legal matters, and compliance with government regulations for the Company and its subsidiaries. Mr. Wood received his law degree from the University of Oklahoma in 1983.

     Tiffany Smith joined the Company in 1994 as the Public Information Officer and was promoted to Assistant Corporate Secretary for the Company in 1997 and to Vice President of Corporate Communications in 1999. Ms. Smith served for four years as marketing manager for Eagle Picher Industries, a New York Stock Exchange listed company, prior to joining Avalon. Ms. Smith has developed and is responsible for directing the Company's Corporate Communications and Public Relations department. Ms. Smith developed and oversees Avalon's private-pay program in Oklahoma. She is also responsible for responding to government requests for proposals in Oklahoma, Colorado, and Texas. Ms. Smith is the primary contact for the Company's shareholders and investors. Ms. Smith received a Bachelors Degree in Business Administration, Marketing and Management from Missouri Southern State College. Ms. Smith is the spouse of Donald Smith, Chief Executive Officer.

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

     Jerry M. Sunderland joined the Company in 1988 and served as President of Avalon from June 1995 to his retirement on December 31, 2000. Mr. Sunderland also served as a Director of Avalon and its subsidiaries prior to his retirement. Mr. Sunderland has in excess of 38 years of experience in developing and operating quality programs and facilities for adult offenders. Mr. Sunderland was employed by the Oklahoma Department of Corrections for sixteen years, including ten years as warden of a maximum security prison. Mr.
Sunderland   also  served  as  an  agent  for  the  Oklahoma   State  Bureau  of
Investigation for twelve years. Mr. Sunderland has a Bachelor's degree in Sociology and a Masters degree in Corrections.

     Shawn Sunderland joined the Company in 1997 and was promoted to Vice President of Operations in February 1999. Mr. Sunderland has been engaged in the corrections and law enforcement industry for more than nine years. Mr. Sunderland served as Vice President of Business Development for the Company from 1997 to 1999. Mr. Sunderland received his Bachelors Degree in Organizational Leadership from Southern Nazarene University. Mr. Sunderland resigned his position subsequent to year end to pursue other interests.

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

     Charles W. Thomas, Ph.D. was appointed as a director-elect of Avalon in December 2000, subject to shareholder approval at the 2001 shareholder meeting. Dr. Thomas received his B.S. degree from McMurry University in 1966 and his M.A. and Ph.D. degrees from the University of Kentucky in, respectively, 1969 and 1971. After serving on the faculty of Virginia Commonwealth University, the College of William and Mary, and Bowling Green State University, he became a Professor of Criminology at the University of Florida in 1980. He retired from his academic position in 1999 but continues to publish the results of his on-going research on the economic, legal, and public policy aspects of privatization. From 1997-2000 Dr. Thomas was a member of the board of directors of Prison Realty Trust. Dr. Thomas is now a private consultant who specializes in issues of relevance to the private corrections industry.

ITEMS 10, 11 and 12.

               The information required by these Items has been incorporated by Reference from the Company's definitive proxy statement which will be filed with the Commission not later than 120 days after December 31, 2000.

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

     4.     i     Form of Stock Certificate (1)
            ii    Form of Class "D" Redeemable Warrant (5)
            iii   Form of Class "D" Warrant Agreement (5)
            iv    Form of Class "E" Warrant Agreement (6)
            v     Form of Convertible Debenture Agreement (6)

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
            iv    Employment Agreement with Donald E. Smith dated August 8,
                  1997.(5)
            v     Contract with State of Oklahoma Office of Juvenile Affairs for 80-bed medium security residential  treatment center for youthful offenders;  one year contract with options to renew for three additional  years. (11)
            vi    Agreement dated June 1, 1998  between Southern Corrections
                  Systems, Inc. and the Texas Department of Criminal Justice.(8)
            vii   Financing agreement between Avalon Community Services, Inc., and Fleet Capital  Corporation  dated  February  25,  1999.(9)
            viii  Amended and  Restated  Loan and Security  Agreement  between
                  Avalon  Correctional  Services,  Inc.,  et  al.,  and  Fleet
                  Capital  Corporation,   dated  December  9,  1999.  (11)
            ix    Agreement dated September 16, 1998, between Avalon Community
                  Services,  Inc.,  and RSTW  Partners  III.  (10)
            x     Contract between Southern Corrections Systems, Inc., and Adams
                  County Board of County Commissioners dated July 1, 1999 (11)
            xi    Contract  between  The  Villa at  Greeley  and  Weld  County
                  Community Corrections Board, dated July 1, 1999. (11)

     21.    i     Subsidiaries of Registrant (5)

     (b)    Reports on Form 8-K - none

Footnotes:
       1) Incorporated herein by reference to the Registrant's Registration Statement on Form S-18 dated March 26, 1991.
       2) Incorporated herein by reference to the Registrant's Post-Effective Amendment No. 1 to Registration Statement on Form S-18 dated
            August 3, 1992.
       3) Incorporated herein by reference to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1993 and dated March 24, 1994.
       4)   Incorporated herein by reference to the Registrant's Registration
            Statement on Form SB-2 dated September 13, 1995 and amended.
       5)   Incorporated herein by reference to the Registrant's Registration
            Statement on Form S-2 Amendment No. 1, dated April 16, 1996 and amended.
       6) Incorporated herein by reference to the Registrant's Form S-2 dated December 22, 1997.
       7) Incorporated herein by reference to the Registrant's Form 8-K dated March 19, 1998.
       8) Incorporated herein by reference to the Registran's Registration Statement on Form S-2 dated September 14, 1998.
       9)   Incorporated by reference to the Registrant's Form 8-K dated
            March 10, 1999.
       10)  Incorporated by reference to the Registrant's Form 8-K dated
            October 1, 1998.
       11) Incorporated by reference to the Registrants Registration Statement on Form S-2 dated March 24, 2000

Item 14.  Signatures

               In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                          AVALON CORRECTIONAL SERVICES, INC.


                                          By:    s\  Donald E. Smith
                                          Donald E. Smith
                                          Chief Executive Officer and Director

                                          Dated: March 19, 2001

               In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:  s\  Donald E. Smith
Donald E. Smith
Chief Executive Officer and Director                  Dated: March 19, 2001



By:  s\ Mary L. Livers
Mary L. Livers
Chief Operating Officer                               Dated: March 19, 2001



By:  s\ Robert O. McDonald
Robert O. McDonald
Director                                              Dated: March 19, 2001



By:  s\ Mark S. Cooley
Mark S. Cooley
Director                                              Dated: March 19, 2001



By:  s\ James P. Wilson
James P. Wilson
Director                                              Dated: March 19, 2001



By:  s\ Charles W. Thomas, Ph.D.
Charles W. Thomas
Director                                              Dated: March 19, 2001



By:  s\ Lloyd Lovely
Lloyd Lovely                                          Dated: March 19, 2001
Vice President of Finance