Form 10QSB
period 2001-03-31
AVALON CORRECTIONAL SERVICES INC
filed 2001-05-08
CIK 872202

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

              QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 2001


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

                              Yes    X    No ___

As of April 25, 2001, 4,765,630 shares of the issuer's Class A common stock, par value $.001, were issued and outstanding.

        Transitional Small Business Disclosure Format: Yes ___; No X .

                        PART I - FINANCIAL INFORMATION
             AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)


                                               March 31,        December 31,
                                                 2001               2000
                                             ---------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                  $     943,000     $       726,000
  Related party receivables                        402,000             317,000
  Accounts receivable, net                       2,283,000           3,719,000
  Current maturities of notes receivable             2,000               2,000
  Prepaid expenses and other                       216,000             160,000
                                             ---------------------------------
      Total current assets                       3,846,000           4,924,000
Property and equipment, net                     29,409,000          29,673,000
Other assets                                     4,719,000           4,858,000
                                             ---------------------------------
      Total assets                           $  37,974,000     $    39,455,000
                                             ---------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable, accrued liabilities and      1,026,000       $   1,477,000
    other
  Current maturities of long-term debt           1,889,000           2,992,000
                                              --------------------------------
      Total current liabilities                  2,915,000           4,469,000
Long-term debt, less current maturities         23,444,000          23,614,000
Convertible debentures                           3,850,000           3,850,000
                                             ---------------------------------
Redeemable Common Stock, $.001 par value
    1,622,448 shares issued and outstanding      3,480,000           3,593,000
Stockholders' equity:
  Common stock: Par value $.001; 20,000,000
    shares authorized; 4,765,630 and
    4,765,630 shares issued and outstanding,
    less 1,622,448 shares subject to repurchase.     3,000               3,000

    Preferred stock; par value $.001; 1,000,000
       shares authorized; none issued                  ---                 ---
  Paid-In capital                                7,398,000           7,285,000
  Accumulated deficit                           (3,116,000)         (3,359,000)
                                             ----------------------------------
     Total liabilities and stockholders'equity  37,974,000      $   39,455,000
                                             ----------------------------------



  The accompanying notes are an integral part of these consolidated financial statements.

            AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)


                                                    Three Months Ended
                                                         March 31,

                                                   2001          2000
                                               ---------------------------
Revenues                                       $ 5,949,000  $    5,248,000
                                               ---------------------------
Costs and expenses
  Direct operating                                4,043,000      3,517,000
  General and administrative                        442,000        393,000
  Depreciation and amortization                     395,000        334,000
  Interest expense                                  825,000        789,000
                                               ---------------------------
Income from continuing operations
  before income tax expense                         244,000        215,000
  Income tax expense                                    ---            ---
                                               ------------ --------------
Net income                                     $    244,000 $      215,000
                                               ---------------------------
Basic  income per share:
Net income per share, basic                    $     0.05   $         0.05
                                               ---------------------------
Weighted average number of common and
  common equivalent shares outstanding, basic     4,765,630      4,715,630
                                               ---------------------------

Diluted income per share:
Net income per share, diluted                  $      0.05  $         0.05
                                               ---------------------------
Weighted average number of common and
  common equivalent shares outstanding, diluted   4,765,630      4,741,430
                                               ---------------------------
























  The accompanying notes are an integral part of these consolidated financial statements.

            AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOW
                                (Unaudited)

                                            For the three months ended March 31,
                                                  2001                2000
                                             -----------------------------------
OPERATING ACTIVITIES:
  Net income                                 $       244,000    $        215,000
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation                                   303,000             334,000
      Amortization of debt issue costs               139,000              67,000
       Changes in operating assets and
        liabilities:
         Decrease (increase) in -
          Accounts receivable                      1,351,000           (177,000)
          Prepaid expenses and other                (56,000)             334,000
        Increase (decrease) in accounts payable,
            accrued liabilities and other          (451,000)           (456,000)
                                             -----------------------------------
Net cash provided by operating activities    $     1,530,000    $        317,000
                                             -----------------------------------
INVESTING ACTIVITIES:
     Capital Expenditures                    $      (39,000)    $      (715,000)
     Proceeds from payments on notes receivable          ---              28,000
                                             -----------------------------------
     Net cash used in investing activities   $      (39,000)    $      (687,000)
                                             -----------------------------------
FINANCING ACTIVITIES:
     Proceeds from borrowings                      6,849,000           5,332,000
     Repayment of borrowings                     (8,123,000)         (4,973,000)
     Proceeds from warrant and option exercise           ---              67,000
                                             -----------------------------------
        Net cash provided (used for) financing   (1,274,000)    $        426,000
        activities                            ----------------------------------

NET INCREASE (DECREASE) IN CASH              $       217,000    $         56,000
CASH, BEGINNING OF PERIOD                            726,000             601,000
                                             -----------------------------------
CASH, END OF PERIOD                          $       943,000    $        657,000
                                             -----------------------------------
















  The accompanying notes are an integral part of these consolidated financial statements.

             AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business -

     Avalon Correctional Services, Inc. ("Avalon" or the "Company") (formerly Avalon Community Services, Inc.) is an owner and operator of private community correctional services. Avalon specializes in privatized community correctional facilities and intensive correctional programming. Avalon is currently operating in Oklahoma, Texas and Colorado with plans to significantly expand into additional states. Avalon's business strategy is designed to elevate the Company into a dominant provider of community correctional services by expanding its operations through new state and Federal contracts and selective acquisitions. Avalon owns a 248-bed minimum security facility in Oklahoma City, Oklahoma; a 266-bed minimum security facility in Tulsa, Oklahoma; a 168-bed adult minimum security facility in Tulsa, Oklahoma; a 150-bed medium security facility in El Paso, Texas; a 300-bed medium security facility in El Paso, Texas; a 160-bed medium security juvenile facility in Union City, Oklahoma; a 115-bed minimum security facility in Henderson, Colorado; and a 300-bed minimum security multi-use facility in Greeley, Colorado. Avalon also operates a 37-bed minimum security facility in Denver, Colorado, and a day reporting center in Northglen, Colorado. The Colorado community corrections programs also provide non-residential services to approximately 520 offenders in the State of Colorado.

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

                  Buildings and Improvements                     40 Years
                  Furniture and Equipment                    5 to 7 Years
                  Transportation Equipment                  3 to 15 Years

     Impairment losses are recorded on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets'carrying amounts. Impairment losses are recognized based upon the estimated fair value of the asset when required.

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

     The consolidated balance sheet as of March 31, 2001 and the statements of operations and cash flows for the three months ended March 31, 2001 and 2000 are unaudited and, in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the financial position as of such date and the results of operations and cash flows for the period then ended. All such adjustments are of a normal and recurring nature.

     The financial statements included herein have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the December 31, 2000 Form 10-KSB filing. Footnote disclosures which would substantially duplicate the disclosure contained in the most recent annual report on Form 10-KSB have been condensed or omitted. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the entire year ended December 31, 2001.

NOTE 2.  LONG-TERM DEBT

   Long-term debt consists of the following:
                                                         March 31,  December 31,

                                                            2001         2000
                                                        ----------- ------------
Revolving bank line of credit, collateralized by           259,000   $ 1,070,000
  accounts receivable, with interest at 1% over
  prime (effective rate of 9.00% at March 31, 2001;
  due February 2003.)
Notes payable to banks, collateralized by transportation
  equipment, due in installments through March 2012
  with interest ranging from 4.90% to 9.49%.               772,000       806,000
Notes payable to banks, collateralized by land,
  buildings, and improvements due in installments
  through June 2012 with interest ranging from
  8.95% to 11%.                                         14,021,000    14,441,000
Note payable to an investment company, uncollateralized
  with interest at 12.5%, due in four installments
  beginning in 2005, including original issue premium   10,281,000    10,289,000
                                                      ------------   -----------
                                                       $25,333,000   $26,606,000
Less - current maturities                              $ 1,889,000   $ 2,992,000
                                                       -----------   -----------
                                                       $23,444,000   $23,614,000
                                                       -----------   -----------

     The Company completed a $15,000,000 private placement of debt and equity with an investment company on September 16, 1998. Pursuant to the terms of the agreement, the Company tendered an unsecured subordinated note with a face value of $10,000,000 bearing interest of 12.5% with interest payable in quarterly installments until December 31, 2005, when the first of four quarterly principal installments is due. The Company also tendered 1,622,448 shares of redeemable common stock to the investment company. These shares are subject to repurchase by the Company under certain circumstances, or beginning September 16, 2003 at the holders option, at the then current average traded price of the stock. The Company is accreting the difference between the carrying value and the estimated redemption price of the stock by periodic charges / credits to additional paid-in capital. The financial covenants require the Company, among other things, to maintain certain earnings and debt coverage ratios.

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

     A 1994 agreement provided for the issuance of an option to issue 750,000 common stock purchase warrants to purchase common stock at $1.50 per share for each dollar of Company debt guaranteed by the Company's CEO. The warrants have a five year term from the date of issuance, March 9, 2001.

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


     The options generally vest within five years and have a ten year expiration period. The Company amended its stock option plan on December 1, 1996, increasing the number of shares available under the Plan to 600,000. Non-statutory options have been granted providing for the issuance of 557,080 shares of Class A common stock at exercise prices ranging from $1.50 to $4.25 per share. Options providing for the issuance of 420,753 shares were exercisable at March 31, 2001.

NOTE 6.  LITIGATION

     The Company is a party to litigation arising in the normal course of business. Management believes that the ultimate outcome of these matters will not have a material effect on the Company's financial condition or results of operations.

NOTE 7.  EARNINGS PER SHARE

     The following table sets forth the computation of income per share and income per share assuming dilution.

                                                      Three months ended
                                                             March 31,

                                                      2001          2000
                                                    ---------     ---------
Numerator
     Net income                                   $   244,000   $   215,000
                                                    ---------     ---------
Denominator for earnings per share
  Weighted average shares outstanding - basic       4,765,630     4,715,630
  Effect of dilutive securities
     - stock options                                      ---        25,800
                                                    ---------     ---------
Denominator for earnings per share assuming         4,765,630     4,741,430
  dilution
                                                    ---------     ---------
Income per share, basic                           $      0.05   $      0.05
                                                    ---------     ---------
Income per share assuming dilution                $      0.05   $      0.05
                                                    ---------    ----------

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

     The Company had approximately $2.0 million of cash and revolving credit available for new projects at March 31, 2001. The Company believes it has adequate cash reserves and cash flow from operations to meet its current cash requirements. The Company expects current contracts to generate sufficient income to increase cash reserves, while minimizing income taxes through the utilization of tax loss carryforwards.

     The Company secured an $18 million senior credit facility with Fleet Capital Corporation in February 1999. The credit facility with Fleet Capital Corporation was amended in December of 1999 to provide for a credit facility consisting of a $13.5 million term loan and a revolving line of credit equal to the lesser of $3 million or 80% of eligible accounts receivable.

Results of Operations -

Three Months Ended March 31,2001 Compared to the Three Months Ended March 31, 2000.

     Total revenues increased by 13% to $5.95 million for the three months ended March 31, 2001 from $5.25 million for the three months ended March 31, 2000. The increase was a result of overall higher inmate populations.

     The Company had net income for the three months ended March 31, 2001 of $244,000 or $.05 basic and diluted income per share, as compared to net income for the three months ended March 31, 2000 of $215,000 or $.05 basic and diluted earnings per share. The Company's significant improvement was the result of overall higher inmate populations.

     Earnings before interest, taxes, depreciation, and amortization (EBITDA) increased 9% for the three months ended March 31, 2001 to $1,464,000 compared to $1,338,000 for the three months ended March 31, 2000.

     Corporate. General and administrative expenses increased to $442,000 for the three months ended March 31, 2001 from $393,000 for the three months ended March 31, 2000. General and administrative expenses represented 7.4 % of revenues in the first quarter of 2001 and 7.5% of revenues for the first quarter of 2000. General and administrative expenses increased primarily due to increased staffing for the Company's new contracts and acquisitions. The increase in interest expense of $36,000 for the three months ended March 31, 2001 over the first quarter of 2000 resulted from higher interest rates. Depreciation and amortization expense have increased commensurate with the growth of the correctional operations.

   AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES

PART II -                     OTHER INFORMATION


Item 1.  Legal Proceedings - None.

Item 2.  Changes in Securities - None.

Item 3.  Defaults Upon Senior Securities - None.

Item 4.  Submission of Matters to a Vote of Security Holders - None.

Item 5.  Other Information - None.

Item 6.  Exhibits - None

            AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES

                                 SIGNATURES



     In accordance with the requirement of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:   May 3, 2001              AVALON CORRECTIONAL SERVICES, INC.





                                 By:  //s// Donald E. Smith
                                 Donald E. Smith, Chief Executive Officer



                                 By:  //s// Lloyd Lovely
                                 Lloyd Lovely, Vice President of Finance