Form 10QSB
period 2001-06-30
AVALON CORRECTIONAL SERVICES INC
filed 2001-07-30
CIK 872202

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

              QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 2001


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

                              Yes    X    No ___

As of July 27, 2001,  4,822,924 shares of the issuer's Class A common stock, par value $.001, were issued and outstanding.

        Transitional Small Business Disclosure Format: Yes ___; No X .

                        PART I - FINANCIAL INFORMATION
            AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)


                                                   June 30,         December 31,
                                                     2001               2000
                                             __________________________________
ASSETS
Current assets:
  Cash and cash equivalents                  $   1,426,000     $       726,000
     Related party receivables                     328,000             317,000
  Accounts receivable, net                       2,277,000           3,719,000
  Prepaid expenses and other                       278,000             160,000
                                             __________________________________
      Total current assets                       4,309,000           4,924,000
Property and equipment, net                     29,307,000          29,673,000
Other assets                                     4,734,000           4,858,000
                                             __________________________________
      Total assets                           $  38,350,000     $    39,455,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable, accrued liabilities          1,632,000        $   1,477,000
  and other
 Current maturities of long-term
  debt                                           1,872,000            2,992,000
                                              _________________________________
      Total current liabilities                  3,504,000            4,469,000
Long-term debt, less current maturities         22,838,000           23,614,000
Convertible debentures                           3,850,000            3,850,000

Redeemable Common Stock, $.001 par value

     1,622,448 shares issued and outstanding     3,515,000           3,593,000
Stockholders' equity:
 Common stock: Par value $.001; 20,000,000 shares
       authorized; 4,822,924 and 4,765,630 shares
       issued and outstanding, less 1,622,448
       shares subject to repurchase.                 3,000               3,000

    Preferred stock; par value $.001; 1,000,000
       shares authorized; none issued                  ___                 ___
  Paid-In capital                                7,450,000           7,285,000
  Accumulated deficit                           (2,810,000)         (3,359,000)
                                             __________________________________
      Total liabilities and stockholders'
        equity                                  38,350,000      $   39,455,000
                                             __________________________________






The accompanying notes are an integral part of these consolidated financial statements.

              AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)


                                     Three Months Ended     Six Months Ended
                                          June 30,              June 30,

                                     2001        2000       2001        2000
                                  ______________________________________________
Revenues                           $6,315,000 $5,417,000 $12,264,000 $10,665,000
                                  ______________________________________________
Costs and expenses
  Direct operating                 $4,482,000 $3,511,000  $8,525,000   7,028,000
  General and administrative          308,000    470,000     750,000     863,000
  Depreciation and amortization       464,000    337,000     859,000     671,000
    Interest expense                  756,000    870,000   1,580,000   1,659,000
                                  ______________________________________________
Income from continuing operations
  before income tax expense          $306,000 $  229,000    $550,000    $444,000

  Income tax expense                      ---        ---         ---         ---
                                  ______________________________________________
Net income                        $   306,000 $  229,000 $   550,000 $   444,000
                                  ______________________________________________
Basic income per share:
Net income per share, basic       $    0.06   $     0.05 $     0.11        $0.09
                                  ______________________________________________
Weighted average number of common
and common equivalent shares
outstanding                         4,779,260  4,743,652   4,772,483   4,729,641
                                  ______________________________________________

Diluted income per share:
Net income per share, diluted       $   0.06  $     0.05 $     0.11        $0.09
                                  ______________________________________________
Weighted average number of common
and common equivalent shares
outstanding, diluted                5,097,166  4,821,962   4,920,664   4,799,038
                                  ______________________________________________






  The accompanying notes are an integral part of these consolidated financial statements.

              AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                              For the six months ended June 30,
                                                       2001               2000
                                             ___________________________________
OPERATING ACTIVITIES:
  Net income                                  $      550,000    $        444,000
  Adjustments to reconcile net income to
    net cash provided by operating activities:
       Depreciation expense                          577,000             671,000
       Change in Other assets                        124,000             176,000
        Changes in operating assets
        and liabilities:
         Decrease (increase) in -
          Accounts receivable                      1,433,000            (61,000)
          Prepaid expenses and other               (118,000)             277,000
        Increase in accounts payable,
            accrued liabilities and other            155,000             183,000
                                             ___________________________________
  Net cash provided by operating activities  $     2,721,000    $      1,690,000
                                             ___________________________________
INVESTING ACTIVITIES:
   Capital expenditures                      $     (214,000)    $    (1,172,000)
   Proceeds from payments on notes receivable          ___                28,000
                                             ___________________________________
   Net cash used in investing activities     $     (214,000)    $    (1,144,000)
                                             ___________________________________
FINANCING ACTIVITIES:
    Proceeds from borrowings                      13,337,000          11,367,000
    Repayment of borrowings                     (15,231,000)        (11,928,000)
    Proceeds from warrant and option exercise         87,000              67,000
                                             ___________________________________
    Net cash used in financing activities    $   (1,807,000)    $      (494,000)
                                             ___________________________________
NET INCREASE IN CASH                         $       700,000    $         52,000
CASH, BEGINNING OF PERIOD                            726,000             601,000
                                             ___________________________________
CASH, END OF PERIOD                          $     1,426,000    $        653,000
                                             ___________________________________








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

Property and Equipment -

     Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized, while minor replacements, maintenance and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in current operations. Depreciation is provided using the straight-line method over the following estimated useful lives:

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

Net Income Per Common Share -

     Basic net income per share has been computed on the basis of weighted average shares outstanding during each period. Diluted income per share has been computed based on the assumption that all dilutive options, warrants, and convertible instruments are exercised.

Interim Financial Statements  -

     The consolidated balance sheet as of June 30, 2001 and the statements of operations and cash flows for the three months and six months ended June 30, 2001 and 2000 are unaudited and, in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the financial position as of such date and the results of operations and cash flows for the period then ended. All such adjustments are of a normal and recurring nature.

     The financial statements included herein have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the December 31, 2000 Form 10-KSB filing. Footnote disclosures which would substantially duplicate the disclosure contained in the most recent annual report on Form 10-KSB have been condensed or omitted. The results of operations for the three months and six months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the entire year ended December 31, 2001.

NOTE 2. LONG-TERM DEBT

   Long-term debt consists of the following:
                                                         June 30,   December 31,

                                                          2001          2000
                                                     ___________________________
Revolving bank line of credit, collateralized by
  accouts receivable, with interest at 1% over         $  71,000    $ 1,070,000
  prime (effective rate of 7.00% at June 30, 2001;
  due February 2003).
Notes payable to banks, collateralized by
  transportation equipment, due in installments
  through March 2012 with interest ranging from
  4.90% to 9.49%.                                        767,000        806,000
Notes payable to banks, collateralized by land,
  buildings, and improvements due in installments
  through June 2012 with interest ranging from
  6.56% to 11.00%.                                    13,600,000     14,441,000
Note payable to an investment company,
  uncollateralized with interest at 12.5%, due in
  four installments beginning in 2005, including
  original issue premium                              10,272,000     10,289,000
                                                     __________________________
                                                     $24,710,000    $26,606,000
Less - current maturities                            $ 1,872,000    $ 2,992,000
                                                     __________________________
                                                     $22,838,000    $23,614,000
                                                     __________________________


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

     The options generally vest within five years and have a ten year expiration period. The Company amended its stock option plan on December 1, 1996, increasing the number of shares available under the Plan to 600,000. Non-statutory options have been granted providing for the issuance of 489,760 shares of Class A common stock at exercise prices ranging from $1.50 to $4.25 per share. Options providing for the issuance of 386,740 shares were exercisable at June 30, 2001.

NOTE 6.  LITIGATION

     The Company is a party to litigation arising in the normal course of business. Management believes that the ultimate outcome of these matters will not have a material effect on the Company's financial condition or results of operations.

NOTE 7.  EARNINGS PER SHARE

     The following table sets forth the computation of income per share and income per share assuming dilution.

                                       Three months ended      Six months ended
                                             June 30,               June 30,


                                      2001        2000         2001       2000
                                     ___________________________________________
Numerator
   Net income                     $  306,000  $  229,000  $  550,000  $  444,000
                                     ___________________________________________
Denominator for earnings per share
   Weighted average shares
   outstanding-basic               4,779,260   4,743,652   4,772,482   4,729,641
   Effect of dilutive securities
        - stock options              317,906      78,310     148,182      78,310
                                   _____________________________________________
Denominator for earnings per       5,097,166   4,821,962   4,920,664   4,799,038
share assuming dilution            _____________________________________________

Income per share, basic           $     0.06  $     0.05  $     0.11  $     0.09
                                   _____________________________________________
Income per share assuming
dilution                          $     0.06  $     0.05  $     0.11  $     0.09
                                   _____________________________________________

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

     The Company had approximately $2.6 million of cash and revolving credit available for new projects at June 30, 2001. The Company believes it has adequate cash reserves and cash flow from operations to meet its current cash requirements. The Company expects current contracts to generate sufficient income to increase cash reserves, while minimizing income taxes through the utilization of tax loss carryforwards.

     The Company secured an $18 million senior credit facility with Fleet Capital Corporation in February 1999. The credit facility with Fleet Capital Corporation was amended in December of 1999 to provide for a credit facility consisting of a $13.5 million term loan and a revolving line of credit equal to the lesser of $3 million or 80% of eligible accounts receivable.

     Cash flows for the first half of the year are significantly better than the first six months of the previous year primarily due to increased collections of accounts receivable. These collections had slowed at the end of the year 2000, thereby inflating the collections for the first two months of the current year, when receivables returned to normal levels.

Results of Operations -

     Three Months Ended June 30, 2001 Compared to the Three Months Ended June 30, 2000.

     Total revenues increased by 17% to $6.32 million for the three months ended June 30, 2001 from $5.42 million for the three months ended June 30, 2000. The increase was a result of overall higher inmate populations.

     The Company had net income for the three months ended June 30, 2001 of $306,000 or $.06 basic and diluted income per share, as compared to net income for the three months ended June 30, 2000 of $229,000 or $.05 basic and diluted earnings per share. The Company's significant improvement was the result of overall higher inmate populations.

     Earnings before interest, taxes, depreciation, and amortization (EBITDA) increased 6% for the three months ended June 30, 2001 to $1,526,000 compared to $1,436,000 for the three months ended June 30, 2000.

     Corporate. General and administrative expenses were $308,000 for the three months ended June 30, 2001, compared to $470,000 for the three months ended June 30, 2000. These expenses are 4.9 % of revenues in the second quarter of 2001 and 8.7% of revenues for the second quarter of 2000. The decrease in interest expense of $114,000 for the three months ended June 30, 2001 over the second quarter of 2000 resulted from significantly lower interest rates and slightly less outstanding debt. Depreciation and amortization expense have increased commensurate with the growth of the correctional operations.

Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000.

     Revenues for the first two quarters of 2001 increased 15% to $12.3 million compared to $10.7 million for the same period in 2000. The Company had net income for the six months ended June 30, 2001 of $550,000 or $.11 basic and diluted income per share, as compared to net income for the six months ended June 30, 2000 of $444,000 or $.09 basic and diluted income per share. The Company's improvement was the result of the aforementioned higher inmate populations.

     Earnings before interest, taxes, depreciation, and amortization (EBITDA) increased 8% for the six months ended June 30, 2001 to $2,989,000 compared to $2,774,000 for the six months ended June 30, 2000.

     Corporate. General and administrative expenses were $750,000 for the six months ended June 30, 2001 compared to $863,000 for the six months ended June 30, 2000. These expenses are 6.1% of revenues for the six months ended June 30, 2001 compared to 8.1% of revenues for the six months ended June 30, 2000. Depreciation and amortization have increased commensurate with the growth of the correctional operations. Interest expense declined significantly due to rate decreases from the primary lender.

               AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES

PART II -                     OTHER INFORMATION


Item 1.  Legal Proceedings - None.

Item 2.  Changes in Securities - None.

Item 3.  Defaults Upon Senior Securities - None.

Item 4.  Submission of Matters to a Vote of Security Holders -

            May 23, 2001 Annual Meeting
            Directors Elected -- Robert O. McDonald and Charles W. Thomas
                  Votes for -- 4,602,638 Votes against -- 8,530
            Directors Continued  Donald E. Smith
                                 Jim Wilson
                                 Mark S. Cooley
            Proposal: To ratify the selection of Grant Thornton, LLP as the Company's independent public countants and auditors for the fiscal year ending December 31, 2001
                  Votes for -- 4,362,926 Votes against -- 248,242


Item 5.  Other Information - None.

Item 6.  Exhibits and reports on Form 8-K

               AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES

                                 SIGNATURES



   In accordance with the requirement of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:   July 27, 2001               AVALON CORRECTIONAL SERVICES, INC.




                                             s//Donald E. Smith
                                     By:________________________________________
                                        Donald E. Smith, Chief Executive Officer


                                             s// Lloyd Lovely
                                    By:________________________________________
                                       Lloyd Lovely, Vice President of Finance