Form 10QSB
period 2001-09-30
AVALON CORRECTIONAL SERVICES INC
filed 2001-11-13
CIK 872202

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

              QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended September 30, 2001


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

                              Yes _X_       No ___

   As of November 7, 2001, 4,847,624 shares of the issuer's Class A common stock, par value $.001, were issued and outstanding.

        Transitional Small Business Disclosure Format: Yes ___; No _X_ .

                        PART I - FINANCIAL INFORMATION
             AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)
                                                 September 30,    December 31,
                                                     2001             2000
                                                 _____________________________
ASSETS
 Current assets:
 Cash and cash equivalents                      $    1,153,000  $      726,000
 Related party receivables                             255,000         317,000
 Accounts receivable, net                            2,591,000       3,721,000
 Prepaid expenses and other                            251,000         160,000
                                                     _________       _________
      Total current assets                      $    4,250,000  $    4,924,000
Property and equipment, net                         29,860,000      29,673,000
Other assets                                         4,436,000       4,858,000
                                                    __________      __________
      Total assets                              $   38,546,000  $   39,455,000
                                                    __________      __________
                                                    __________      __________
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, accrued liabilities and other $    1,504,000  $    1,477,000
Current maturities of long-term debt                 1,887,000       2,992,000
                                                     _________       _________
     Total current liabilities                  $    3,391,000  $    4,469,000
Long-term debt, less current maturities             22,710,000      23,614,000
Convertible debentures                               3,850,000       3,850,000
Redeemable Common Stock, $.001 par value
  1,622,448 shares issued and outstanding            3,503,000       3,593,000
Stockholders' equity:
Common stock:Par value $.001; 20,000,000 shares
  authorized; 4,847,624 and 4,765,630 shares
  issued and outstanding, less 1,622,448
  shares subject to repurchase.                          3,000           3,000
  Preferred stock; par value $.001; 1,000,000
  shares authorized; none issued                           ---             ---
Paid-in capital                                      7,503,000       7,285,000
Accumulated deficit                                 (2,414,000)     (3,359,000)
                                                    __________     ___________
   Total liabilities and stockholder's equity   $   38,546,000   $  39,455,000
                                                    __________     ___________
                                                    __________     ___________


     The accompanying notes are an integral part of these consolidated financial statements.

            AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)


                                     Three Months Ended   Nine Months Ended
                                        September 30,        September 30,
                                      2001      2000       2001       2000
                                 _____________________________________________
Revenues                         $6,359,000 $6,084,000 $18,623,000 $16,749,000
                                 _____________________________________________
Costs and expenses
   Direct operating              $4,211,000 $4,003,000 $12,736,000 $11,031,000
   General and administrative       527,000    508,000   1,277,000   1,371,000
   Depreciation and amortization    508,000    428,000   1,367,000   1,099,000
   Interest expense                 718,000    890,000   2,298,000   2,549,000
                                  ____________________________________________
Income from continuing operations
   before income tax expense       $395,000   $255,000    $945,000    $699,000
Income tax expense                      ---        ---         ---         ---
                                  ____________________________________________
Net income                         $395,000   $255,000    $945,000    $699,000
                                  ____________________________________________
                                  ____________________________________________
Basic income per share:

Net income per share, basic           $0.08      $0.05       $0.20       $0.15
                                  ____________________________________________
                                  ____________________________________________
Weighted average number of common
 and common equivalent shares
 outstanding, basic               4,838,520  4,765,630    4,794,737  4,741,725
                                  ____________________________________________
                                  ____________________________________________
Diluted income per share:
Net income per share, diluted         $0.07      $0.05        $0.19      $0.15
                                  ____________________________________________
                                  ____________________________________________
Weighted average number of common
 and common equivalent shares
 outstanding, diluted             6,445,786  4,873,410    6,277,861  4,813,749
                                  ____________________________________________
                                  ____________________________________________




     The accompanying notes are an integral part of these consolidated financial statements.

              AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                        For the nine months ended September 30,

                                                     2001             2000
                                        _______________________________________
OPERATING ACTIVITIES:

    Net income                                   $    945,000      $   699,000

    Adjustments to reconcile net income to
     net cash provided by operating activities:
          Depreciation expense                        815,000          763,000
          Change in other assets                      422,000          336,000
           Changes in operating assets
             and liabilities
             Decrease (increase) in
              Accounts receivable                   1,166,000         (307,000)
               Prepaid expenses and other             (65,000)         227,000
              Increase (decrease) in accounts
               payable and accured liabilities         27,000          (36,000)
                                                  ___________      ____________
           Net cash provided by operating
            activities                           $  3,310,000     $  1,682,000

INVESTING ACTIVITIES:

   Capital expenditures                           (1,002,000)       (1,252,000)
   Proceeds from payments on notes
     receivable                                          ---            29,000
                                                ____________      ____________
       Net cash used in investing activities    $ (1,002,000)     $ (1,223,000)
                                                ____________      ____________
FINANCING ACTIVITIES:
   Proceeds from borrowings                       19,933,000        18,002,000
   Repayment of borrowings                       (21,941,000)      (18,382,000)
   Proceeds from warrant and option exercises        127,000            67,000
                                                ____________      ____________
      Net cash used in financing activities     $ (1,881,000)     $   (313,000)
                                                ____________      ____________
NET INCREASE IN CASH                                 427,000           146,000

CASH, BEGINNING OF PERIOD                            726,000           601,000
                                                 ___________      ____________
CASH, END OF PERIOD                             $  1,153,000       $   747,000
                                                 ___________      ____________
                                                 ___________      ____________


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

Principles of Consolidation -

    The  consolidated  financial  statements  include  the  accounts  of the
Company  and  its  wholly  owned   subsidiaries  after  elimination  of  all
material intercompany balances and transactions.

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

Income Taxes -

    Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities. The difference between income tax expense computed at the statutory rate and income tax expense per book is the result of a change in valuation allowance.

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

Interim Financial Statements -

    The consolidated balance sheet as of September 30, 2001 and the statements of operations and cash flows for the three months and nine months ended September 30, 2001 and 2000 are unaudited and, in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the financial position as of such date and the results of operations and cash flows for the periods then ended. All such adjustments are of a normal and recurring nature.

    The financial statements included herein have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the December 31, 2000 Form 10-KSB filing.
Footnote disclosures which would substantially duplicate the disclosure contained in the most recent annual report on Form 10-KSB have been condensed or omitted. The results of operations for the three months and nine months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the entire year ended December 31, 2001.

NOTE 2.  LONG-TERM DEBT

Long-term debt consists of the following:      September 30,       December 31,
                                                   2001                2000
                                               _____________       ____________
Revolving Bank line of Credit,             $      23,000       $   1,070,000
  collateralized by accounts receivable,
  with interest at 1% over prime(effective
  rate of 6.25% at September 30, 2001; due
  February 2003).
Notes payable to banks, collateralized by
  transportation equipment, due in
  installments through March 2012 with
  interest ranging from 4.90% to 9.49%.          795,000             806,000
Notes payable to banks, collateralized by
  land, buildings, and improvements due in
  installments through June 2012 with
  interest ranging from 6.56% to 11%.         13,516,000          14,441,000
Note payable to an investment company,
  uncollateralized with interest at
  12.5%, due in four installments
  beginning in 2005, including original
  issue preminum                              10,263,000          10,289,000
                                              __________          __________
                                          $   24,597,000          26,606,000
Less - current maturities                     (1,887,000)         (2,992,000)
                                              __________          __________
                                          $   22,710,000       $  23,614,000
                                              __________          __________
                                              __________          __________


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

NOTE 4.  STOCKHOLDERS' EQUITY

   The Company issued 200,000 Class D stock purchase warrants in August 1996, in connection with the acquisition of the El Paso Intermediate Sanction Facility. The Class D stock purchase warrants expired on August 2, 2001.

   The Company issued Class E Warrants to purchase 79,000 shares of Common Stock in September 1997, in connection with the private placement of convertible debentures. The Company recognized $148,000 of cost based upon the difference in the exercise price of the Class E warrants and the current market price of the common stock on the date of issuance. This cost was recorded as debenture issue costs and is classified in other assets on the balance sheet. The debenture issue cost is amortized to expense over the term of the convertible debentures. The Class E stock purchase warrants provide for the purchase of the Company's common stock at a price of $3.00 per share at any time until their expiration on September 12, 2002. The warrants may be redeemed by the Company upon certain events for $.01 per share.

   The Company issued 200,539 stock purchase warrants to financial advisors in September 1998, in connection with the $15,000,000 private placement. The stock purchase warrants provide for the purchase of the Company's common stock at any time until their expiration at September 2002. The exercise price of the warrants is $3.75 per share as of the end of the quarter. The warrants may be redeemed by the Company upon certain events for $.01 per share. The fair value of the warrants was allocated between the proceeds of the debt and equity issues as debt issue cost and a reduction in redeemable common stock.

   A 1994 agreement provided for the issuance of an option to issue 750,000 common stock purchase warrants to purchase common stock at $1.50 per share for Company debt guaranteed by the Company's CEO. The warrants have a five-year term from the date of issuance, March 9, 2001.

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

   The options generally vest within five years and have a ten-year expiration period. The Company amended its stock option plan on December 1, 1996, increasing the number of shares available under the Plan to
600,000. Non-statutory options have been granted providing for the issuance of 464,560 shares of Class A common stock at exercise prices ranging from $1.50 to $4.25 per share. Options providing for the issuance of 376,135 shares were exercisable at September 30, 2001.

NOTE 6.  LITIGATION

   The Company is a party to litigation arising in the normal course of business. Management believes that the ultimate outcome of these matters will not have a material effect on the Company's financial condition or results of operations.

NOTE 7.  EARNINGS PER SHARE

     The following table sets forth the computation of income per share and income per share assuming dilution.

                                     Three months ended     Nine months ended
                                       September 30,          September 30,

                                      2001      2000        2001       2000
                                    ________  ________    ________    ________
Numerator

  Net income                     $ 395,000   $ 255,000  $  945,000   $ 699,000
  Plus interest on cenvertible
   debentures                       72,000          --     217,000          --
                                   _______   _________    ________     _______
  Income available to common
   stockholders plus assumed
   conversions                   $ 467,000   $ 255,000  $1,162,000   $ 699,000
                                   _______   _________   _________     _______
Denominator for earnings per
  share
Weighted average shares
  outstanding - basic            4,838,520   4,765,630   4,794,737   4,741,725
Effect of dilutive securities
  - stock options and warrants     323,933     107,780     199,791      72,024
  - convertible debentures       1,283,333        --     1,283,333        --
                                 _________   _________   _________   _________
Demoninator for earnings per
  share assuming dilution        6,445,786   4,873,410   6,277,861   4,813,749
                                 _________   _________   _________   _________
                                 _________   _________   _________   _________
Income per share, basic         $     0.08  $     0.05  $     0.20  $     0.15
                                 _________   _________   _________   _________
                                 _________   _________   _________   _________
Income per share assuming
  dilution                      $     0.07  $    0.05   $     0.19  $     0.15
                                 _________   _________   _________   _________
                                 _________   _________   _________   _________

            AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources -

   The Company's business strategy is to focus on the private corrections industry, expanding its operations into additional states through new Federal and state contracts and selective acquisitions. The successful implementation of the Compan's growth plan has created the need for additional capital and financing. The Company has been successful in securing $37 million of new capital and credit facilities since September 1997.

    The Company had approximately $3.1 million of cash and revolving credit available for new projects at September 30, 2001. The Company believes it has adequate cash reserves and cash flow from operations to meet its current cash requirements. The Company expects current contracts to generate sufficient income to increase cash reserves, while minimizing income taxes through the utilization of tax loss carryforwards.

   The Company  secured an $18 million  senior  credit  facility  with Fleet
Capital  Corporation  in  February  1999.  The  credit  facility  with Fleet
Capital Corporation was amended in December of 1999 to provide for a credit facility consisting of a $13.5 million term loan and a revolving line of credit equal to the lesser of $3 million or 80% of eligible accounts receivable.

   Cash flows for the first nine months of the year are significantly better than the first nine months of the previous year primarily due to increased collections of accounts receivable. These collections had slowed at the end of the year 2000, thereby inflating the collections for the first two months of the current year, when receivables returned to normal levels.

Results of Operations -

Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000.

   Total revenues increased by 5% to $6,359,000 for the three months ended September 30, 2001 from $6,084,000 for the three months ended September 30, 2000. The increase was a result of overall higher inmate populations.

   The Company had net income for the three months ended September 30, 2001 of $395,000 or $.08 basic and $.07 diluted income per share, as compared to net income for the three months ended September 30, 2000 of
$255,000 or $.05 basic and diluted earnings per share. The Company's significant improvement was the result of overall higher inmate populations.

   Earnings before interest, taxes, depreciation, and amortization (EBITDA) increased 3% for the three months ended September 30, 2001 to $1,621,000 compared to $1,573,000 for the three months ended September 30, 2000.

   Corporate. General and administrative expenses were $527,000 for the three months ended September 30, 2001, compared to $508,000 for the three months ended September 30, 2000. These expenses are 8.3 % of revenues in the third quarter of 2001 and 8.4% of revenues for the third quarter of 2000. The decrease in interest expense of $172,000 for the three months ended September 30, 2001 over the third quarter of 2000 resulted from significantly lower interest rates and slightly less outstanding debt. Depreciation and amortization expenses have increased commensurate with the growth of the correctional operations.

Nine Months Ended September 30, 2001 Compared to the Nine Months Ended September 30, 2000.

   Revenues  for  the  first  three   quarters  of  2001  increased  11%  to
$18,623,000 compared to $16,749,000 for the same period in 2000. The Company had net income for the nine months ended September 30, 2001 of $945,000 or $.20 basic and $.19 diluted income per share, as compared to net income for the nine months ended September 30, 2000 of $699,000 or $.15 basic and diluted income per share. The Company's improvement was the result of the aforementioned higher inmate populations.

   Earnings before interest, taxes, depreciation, and amortization (EBITDA) increased 6% for the nine months ended September 30, 2001 to $4,610,000 compared to $4,347,000 for the nine months ended September 30, 2000.

   Corporate. General and administrative expenses were $1,277,000 for the nine months ended September 30, 2001 compared to $1,371,000 for the nine months ended September 30, 2000. These expenses are 6.9% of revenues for the nine months ended September 30, 2001 compared to 8.2% of revenues for the nine months ended September 30, 2000. Depreciation and amortization expenses have increased commensurate with the growth of the correctional operations. Interest expense declined significantly due to rate decreases from the primary lender and less quantity of debt.

AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES


PART II -           OTHER INFORMATION


Item 1.     Legal Proceedings - None.

Item 2.     Changes in Securities - None.

Item 3.     Defaults Upon Senior Securities - None.

Item 4.     Submission of Matters to a Vote of Security Holders - None.

Item 5.     Other Information - None.

Item 6.     Exhibits - None.

            AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES

                                 SIGNATURES



   In accordance with the requirement of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:   November 7, 2001                AVALON CORRECTIONAL SERVICES, INC.





                                   By:  s/ Donald E. Smith
					____________________________________
                                     	Donald E.Smith
					Chief Executive Officer


                                   By:  s/  Lloyd Lovely
					____________________________________
                                        Lloyd Lovely
					Vice President of Finance