Form 10KSB
period 2001-12-31
AVALON CORRECTIONAL SERVICES INC
filed 2002-03-27
CIK 872202

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB

                [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                 For the Fiscal Year Ended December 31, 2001

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

     The issuer has (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No ___

     Disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ X ]

     Revenues from continuing operations for the year ended December 31, 2001 were $25,147,000.

     The aggregate market value of voting common stock held by non-affiliates was $4,871,000 on March 13, 2002, based on the average high and low prices of such stock as reported by the National Association of Securities Dealers Automated Quotations Systems ("NASDAQ") on that day. As of March 13, 2002, 4,847,624 shares of the issuer's common stock, par value $.001, were issued and outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE:
      Portions of the Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10, 11, and 12.

          Transitional Small Business Disclosure Format: Yes No X .

                     AVALON CORRECTIONAL SERVICES, INC
                              TABLE OF CONTENTS
                          FORM 10-KSB ANNUAL REPORT
                     FOR THE YEAR ENDED DECEMBER 31, 2001



Item                                                              Page

PART I


1.    Description of Business                                           1

2.    Description of Property                                           6

3.    Legal Proceedings                                                 7

4.    Submission of Matters to a Vote of Security Holders               7

PART II

5.    Market for Common Equity and Related
            Stockholder Matters                                         7

6.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         8

7.    Financial Statements                                              10

8.    Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure                      28

PART III

9.    Directors, Executive Officers, Promoters and Control
            Persons; Compliance with Section 16 (a) of the
            Exchange Act                                                29

10.   Executive Compensation                                            31

11.   Security Ownership of Certain Beneficial
      Owners and Management                                             31

12.   Certain Relationships and Related Transactions                    31

13.   Exhibits and Reports on Form 8-K                                  31

14.   Signatures                                                        33

                     AVALON CORRECTIONAL SERVICES, INC

     This document contains statements that are not historical but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These include statements regarding the expectations, beliefs, intentions or strategies for the future. The Company intends that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many uncertainties and risks which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties and risks include, but are not limited to: fluctuations in occupancy levels and labor costs; the ability to secure both new contracts and the renewal of existing contracts; the availability and cost of financing to redeem common shares and to expand our business; and public resistance to privatization. Additional risk factors include those discussed in reports filed by the Company from time to time on Forms 10-K, 10-Q and 8-K. The Company does not undertake any obligation to update any forward-looking statements.

                                    PART I


ITEM 1.  DESCRIPTION OF BUSINESS.

The Company -

     Avalon Correctional Services, Inc., is an owner and operator of private community correctional facilities. Avalon Correctional Services, Inc. and its wholly owned subsidiaries ("Avalon" or the"Company") specialize in operating private community correctional facilities and providing correctional programming. Avalon currently operates facilities and manages programs in Oklahoma, Texas, and Colorado, with plans to significantly expand into additional states. Avalon's business strategy is designed to elevate the Company into a dominant role as a provider of community correctional services. Avalon's development plan is to expand operations through new state and Federal contracts and selective acquisitions. Avalon has been providing private community correctional services since 1985. Avalon contracts with various governmental agencies to provide community corrections operations and services.

     Avalon management believes its background and ability to build and operate community correctional facilities and provide correctional programming, positions the Company for substantial growth in the corrections industry. The number of adult correctional beds operated by private managers in the United States has grown sevenfold since 1992, from 20,000 to 140,000 beds, according to Private Adult Correctional Facility Census, dated September 4, 2001, by Charles
W. Thomas, and even with a slowing in the growth rate of the correctional populations, opportunities for more growth exist. Prison population growth is largely tied to three factors: the number of 18 to 29 year old males, the status of the general economy, and the level of violent crime. Currently, the number of young males is increasing, the economy has slowed (particularly since September
11), and the violent crime level is expected to increase with the downturn in the economy.

     Avalon's particular areas of growth will come in three areas. One, the trend in corrections is toward utilizing community-based sentencing rather than secure facilities. The community-based sentencing relies to a significant degree on halfway house facilities, which are Avalon's primary focus. Two, acquisitions of existing community corrections companies continue to be attractive and available. And three, Federal requests for proposals should continue to offer opportunities for expansion due to the ongoing shortage of beds that the Federal Bureau of Prisons is experiencing. Inmates serving the last 6 to 12 months of their incarceration in a community correctional facility report a lower recidivism rate than those released directly into society. The United States incarcerated one million nine hundred thousand persons at year-end 2000. The total prison and jail population grew 2.0% in 2000.

     Avalon currently owns and operates 2,300 private community corrections beds. The Company owns and operates three community correctional facilities and one intermediate sanction unit in Oklahoma; a 160-bed juvenile residential treatment center in Oklahoma; two medium-security facilities and one community correctional facility in Texas; and four community correctional facilities in Colorado. Avalon is the largest private provider of community correctional services in Oklahoma. The Avalon facilities provide numerous programs for offenders generally serving the last six months of their sentence. Avalon provides contract agencies a complete range of services relating to the

                       AVALON CORRECTIONAL SERVICES, INC.

security, detention and care of offenders, and a broad range of rehabilitative programs to reduce recidivism. Intensive programming is an essential part of community-based corrections. Avalon has provided substance abuse programs for over 16 years. The provided programming includes substance abuse treatment and counseling, vocational training, work release programs, basic educational programs, job and life skill training, and reintegration services. The Colorado community corrections programs also provide non-residential services to approximately 385 offenders in the State of Colorado. The Union City juvenile residential treatment facility is the first privately operated juvenile residential treatment facility in the State of Oklahoma. Avalon's private pay program, operated from the Company's community correctional facilities, has a growing population of clients referred by local judicial systems as an alternative to secure incarceration.

     Avalon's corporate office is located at 13401 Railway Drive in Oklahoma City, Oklahoma 73114. Avalon's common stock is traded on the NASDAQ SmallCap Market with the symbol "CITY".

Facilities -

     The  following  table  summarizes  certain   information  with  respect  to
facilities and programs managed by Avalon at March 13, 2002.

Facility Name
And Location                         Capacity       Facility/Program Type

Carver Center,                       300 Beds       Community Corrections
Oklahoma City, Oklahoma                             Facility

Avalon Correctional Center,          320 Beds       Community Corrections
Tulsa, Oklahoma                                     Facility

Turley Correctional Center,          150 Beds       Community Corrections
Tulsa, Oklahoma                                     Facility

El Paso Intermediate                 150 Beds       Medium Security Correctional
Santion Facility,                                   Facility
El Paso, Texas

Union City Juvenile Center,          160 Beds       Medium Security Juvenile
Union City, Oklahoma                                Facility

El Paso Multi Purpose Facility,      300 Beds       Medium Security Correctional
El Paso, Texas                                      Facility

Phoenix Center,                      115 Beds       Community Corrections
Henderson, Colorado                                 Facility

The Villa at Greeley,                307 Beds       Community Corrections
Greeley, Colorado                                   Facility

The Loft House,                      36 Beds        Community Corrections
Denver, Colorado                                    Facility

Community Sentencing Center,         N/A            Day Reporting Center,
Northglenn, Colorado                                Community Corrections
                                                    Facility

Riverside Intermediate               352 Beds       Intermediate Sanctions Unit,
Santion Unit,                                       Public Inebriant Program,
Tulsa, Oklahoma                                     and Community Corrections
                                                    Facility

Austin Transitional Center,          180 Beds       Community Corrections
Del Valle, Texas                                    Facility

Avalon Corporate Office,             N/A            Administration
Oklahoma City, Oklahoma

                       AVALON CORRECTIONAL SERVICES, INC.

Correctional Services -

     Avalon owns and operates nine correctional centers, Carver Center, Avalon Correctional Center, Turley Correctional Center, Union City Juvenile Center, El Paso Intermediate Sanction Facility, El Paso Multi Purpose Facility, Austin Transitional Center, Phoenix Center and The Villa at Greeley. The Company also operates community corrections programs in three leased facilities; the Loft House, a 36-bed community corrections program; the Community Sentencing Center, a day reporting center; and the Riverside Intermediate Sanction Unit, a multi-use corrections program. The community corrections centers provide complete correctional administration, correctional officer staffing, housing, food services, vocational assistance, transportation, and rehabilitation services.

     Oklahoma. Avalon's contracts with the Oklahoma Department of Corrections extend through June 30, 2002 and are generally renewed every three years. The structure of the Oklahoma contracts is based upon three one-year contract periods. Avalon has contracted with the State of Oklahoma pursuant to similar contracts since 1985. The State of Oklahoma's performance under the contracts is subject to annual appropriation by the legislature. Avalon also provides services pursuant to a Federal contract obtained in 1997. The five-year Federal contract was renewed in 1999 and extends through 2004.

     Carver Center is a 300-bed community corrections facility located in Oklahoma City, Oklahoma. Carver Center has been expanded from its initial capacity of 50 beds in 1985, to its current capacity of 300 beds to accommodate the increasing needs of the Oklahoma Department of Corrections. Carver center was sited, designed, and constructed by Avalon.

     Avalon Correctional Center is a 320-bed community corrections facility located in Tulsa, Oklahoma. The facility has been expanded from its initial capacity of 255 beds to its current capacity of 320 beds to accommodate the increasing needs of the Oklahoma Department of Corrections. The Avalon Correctional Center was sited, designed, and constructed by Avalon and opened in July 1995.

     Turley Correctional Center is a 150-bed community corrections facility located in Tulsa, Oklahoma. Avalon acquired the Turley Correctional Center in October 1997. A new 150-bed correctional facility was constructed on the 35-acre grounds at the Turley Correctional Center in May of 2000. The buildings previously utilized for administration and offender housing were demolished.

     Union City Juvenile Center is a 160-bed medium security juvenile correctional facility located in Union City, Oklahoma. The Union City Juvenile Center was sited, designed, and constructed by the Company. Construction of the Union City Juvenile Center was completed and the Center began receiving offenders in February 1999. The Center has a licensed capacity of 160 beds and is in the fourth year of a five-year contract with the Oklahoma Office of Juvenile Affairs. The contract includes a provision requiring single occupancy of all cells in the facility and a maximum capacity of 80 offenders.

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

     Union City Juvenile Center was initially accredited in April 2000 as a Juvenile Training School and is accredited until April 2003.

     Riverside Intermediate Sanction Unit was opened in December 2001. The facility is leased from the Tulsa County Criminal Justice Authority for a period of up to twenty years. Approximately one third of the facility is used by Avalon

                       AVALON CORRECTIONAL SERVICES, INC.

to operate the Public Inebriant Alternative ("PIA") program for the Tulsa County Criminal Justice Authority. The remainder of the facility is utilized to provide substance abuse programming and community corrections programs for various jurisdictions.

     Texas. Avalon acquired the El Paso Intermediate Sanction Facility in El Paso, Texas in August 1996. The facility has a capacity of 150-beds. The Company entered into a fifteen-year contract to provide services in the facility for the West Texas Community Supervision and Corrections Department in July 1996.

     The Company was awarded a contract in June 1998 with the Texas Department of Criminal Justice to provide 250 multi-purpose beds in El Paso, Texas. A new 300-bed facility was constructed adjacent to the existing El Paso Facility in 1999 to accommodate this new contract. The El Paso Multi-Purpose Facility was completed and became operational in the second quarter of 1999. The contract has been extended for the years 2001 through 2003.

     Avalon acquired the Austin Transitional Center in December 2001. The community corrections facility has a capacity of 180 offenders and contracts with the Texas Department of Criminal Justice for halfway house services. The facility consists of thirteen modular buildings owned by Avalon and located on leased land. The land is leased for a period of five years with a renewal option of five years.

     Colorado. The Company acquired a management contract in May 1999 to operate the Adams Community Corrections Program in Northglenn, Colorado. The Program provides residential and non-residential services in three locations: The Phoenix Center, a 115-bed residential center in Henderson, Colorado; The Loft House, a 36-bed residential program in Denver, Colorado and the Community Sentencing Center, a day reporting center in Northglenn, Colorado. The Company began a 24-bed expansion to the Phoenix Center in the fourth quarter of 2001. The expansion was completed in the first quarter of 2002. The Program provides services pursuant to contracts with various state, federal, and local agencies.

     The Company acquired The Villa at Greeley in June 1999. The Villa owns and operates a 307-bed multi-purpose facility and provides residential and non-residential offender services and an assisted living program in Greeley, Colorado. The Villa contracts with various state, federal, and local agencies.

Assisted Living Center -

     Avalon holds a 15% equity interest in an assisted living center and has an investment of approximately $202,000 at December 31, 2001. The Company guaranteed facility debt related to the building of the investment. The Company has evaluated various offers to sell this investment, and management believes that the facility will be sold in the future.

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

     A combination of factors in many states has led to a revamping of the corrections processes (i.e., decreasing revenues, increasing prison population, litigation arising from substandard prison conditions, and substantial overcrowding) in addition to reallocation of limited prison resources. Private correctional services provide a substantial economic savings allowing the contracting governmental agency to comply with legislative and judicial pressure to improve incarceration conditions. Privately operated correctional management companies are able to provide high quality services at lower cost. Private correctional facilities operating as contractors for government agencies, pursuant to court order or otherwise exist in virtually every state.

                       AVALON CORRECTIONAL SERVICES, INC.

     Avalon's primary focus is the area of community corrections. Community corrections programs have experienced substantial growth over the past decade. Community corrections programs provide services to individuals still in the correctional system and individuals granted parole or sentenced to probation. Offenders are often placed in a community corrections facility for the last six to twelve months of their sentence. Community corrections facilities enable offenders to remain employed and often upgrade their job skills. The offenders also contribute to society by paying taxes, paying court costs, paying victim restitution, and paying for a portion of the cost of their incarceration. Community corrections facilities have the lowest re-imprisonment rate among the various types of incarceration. Community corrections facilities generate revenue for local communities, are more cost effective than building additional jail cells, and help reduce the prison-overcrowding problem. The community corrections market segment is estimated at $4 billion annually and includes approximately 5,000 providers.

     Contracts for correctional services are awarded by government agencies and are generally based upon competitive bidding and quality of services provided. Avalon management believes the Company has several competitive advantages in contracting for community correctional services including: a) a sixteen-year history of providing quality services to the Oklahoma Department of Corrections;
b) a geographic location allowing for lower administrative overhead charges when bidding against competitors for regional contracts; c) accreditation by the American Correctional Association since 1990 and certification as a drug and alcohol provider since 1985; and d) a high quality and cost-effective corporate infrastructure for management, marketing, financial management, financial reporting, quality assurance, and support services.

     Avalon  has  developed  a  broad  range  of  programs  designed  to  reduce recidivism, including substance abuse treatment and counseling, vocational training, work release programs, GED classes, job and life skills training, and reintegration services in addition to providing fundamental residential services for adult inmates. The management services offered by Avalon range from the design and development of new correctional facilities, to the complete turnkey development including, siting, designing, constructing, and operating correctional facilities. Avalon management believes its experience and success in owning and operating community correctional facilities and providing successful programming will be the basis for becoming the dominant company in the community corrections industry. Avalon is the only publicly traded company focused on the community corrections segment of the corrections industry.

     For the year ended December 31, 2001, approximately 27% of the Company's revenue is derived from contracts with the Oklahoma governmental agencies relating to the Company's  adult community  correctional  facilities in Oklahoma
City ("Carver Center"), Tulsa ("Avalon Correctional Center"), and Turley ("Turley Correctional Center"). Approximately 24% of the Company's revenue is derived from contracts with Colorado governmental agencies. Approximately 15% of the Company's revenue is derived from a contract with the Oklahoma governmental agency relating to the Union City Juvenile Center. Approximately 18% of the Company's revenue is derived from contracts with Texas governmental agencies, relating to the Company's correctional facilities in El Paso, Texas. Approximately 10% of the Company's revenue was derived from collections directly from individual offenders during 2001.

Insurance -

     Avalon maintains insurance coverage for general liability, property and contents, automobile physical damage and liability, workers' compensation, and directors and officers. Avalon believes its existing insurance coverage is adequate.

Regulations -

     Avalon's community correctional facilities in Oklahoma are accredited by the American Correctional Association ("ACA"), an independent organization comprised of professionals in the corrections industry. The ACA utilizes compliance audit teams to rigorously examine all aspects of the Company's facilities and operations. The Company recognizes the importance of maintaining high quality management and operations at its facilities. Accreditation is generally granted for a three-year period. Carver Center has been accredited

                       AVALON CORRECTIONAL SERVICES, INC.

since 1990 and is currently accredited through 2002. Avalon Correctional Center was accredited in 1996 and is accredited through mid-2002. Turley Correctional Center was accredited in 2000 and is accredited until 2003. Union City Juvenile Center was accredited in 2000 and is accredited until 2003.

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

Employees -

     At February 13, 2002, Avalon had approximately 500 full-time employees, including directors and officers. Avalon has not experienced a work stoppage, and management considers its employee relations to be good.

ITEM 2.  DESCRIPTION OF PROPERTY.

     Carver Center is a 300-bed community corrections facility located in Oklahoma City, Oklahoma. The facility is located on five acres of land and includes five buildings. Avalon constructed a new 16,000 square foot dormitory at Carver Center in the second quarter of 1995. The Carver Center facility contains approximately 35,000 square feet of building space. Carver Center was sited, designed, and constructed by the Company.

     Avalon Correctional Center is a 320-bed community corrections facility located on approximately two acres of land in Tulsa, Oklahoma. The construction of the approximately 36,000 square foot facility was completed and opened by the Company in July 1995. The Avalon Correctional Center was sited, designed, and constructed by the Company.

     Turley Correctional Center is a 150-bed community corrections facility located in Tulsa, Oklahoma. The facility is located on a thirty-five acre tract of land and includes two buildings. The Company acquired the Turley Correctional Center in October 1997. A new 26,000 square foot correctional facility was constructed and opened in May 2000 on the grounds at the Turley Correctional Center. The buildings previously utilized for administration and offender housing have been demolished.

     El Paso Intermediate Sanction Facility is a 150-bed medium security correctional facility located on seven acres of land in El Paso, Texas. The facility was constructed as an intermediate sanction facility. The Company acquired the 36,000 square foot facility in 1996.

     Union City Juvenile Center is a 160-bed medium security juvenile correctional facility located on 20 acres of land in Union City, Oklahoma. Construction of the 45,000 square foot facility was completed and the Center began receiving offenders in February 1999. The Union City Juvenile Center was sited, designed, and constructed by the Company.

     El Paso Multi Purpose Facility is a 300-bed medium security correctional facility on seven acres of land acquired in 1998 in El Paso, Texas. Construction of the 54,000 square foot facility was completed in 1999. The El Paso Multi Purpose Facility was sited, designed, and constructed by the Company.

     The Phoenix Center is a 115-bed community corrections facility located in Northglenn, Colorado. The 13,200 square foot facility is located on approximately 2.2 acres of land. The Company began a 1,680 square-foot expansion to the facility in the fourth quarter of 2001. The expansion was completed in the first quarter of 2002. The Company acquired the Phoenix Center in 1999.

     The Villa at Greeley is a 307-bed multi-use correctional facility located in Greeley, Colorado. The 101,000 square foot facility is located on approximately four acres of land. The Company acquired the Villa at Greeley in 1999.

                       AVALON CORRECTIONAL SERVICES, INC.

     The Loft House is a 36-bed community corrections facility located in Denver, Colorado. The Company leases the Loft House.

     Community Sentencing Center is a day reporting correctional program in Northglenn, Colorado. The Center is leased and contains approximately 3,500 square feet.

     Riverside Intermediate Sanction Unit is a 352-bed facility leased from the Tulsa County Criminal Justice Authority. The initial lease term ends in June 2007, with three five-year options for extension. The facility was extensively renovated by the Company and opened in December 2001.

     Austin Transitional Center is a 180-bed community corrections facility located in Del Valle, Texas, a suburb of Austin. The facility consists of thirteen modular buildings owned by Avalon and located on leased land. The land is leased for a period of five years with a renewal option of five years. The Company acquired the Austin Transitional Center in December 2001.

     Avalon Corporate Office is located in Oklahoma City, Oklahoma, in a commercial building at 13401 Railway Drive, Oklahoma City, Oklahoma 73114. The Company owned building contains approximately 21,000 square feet of warehouse space including approximately 13,000 square feet of office space.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of Avalon's stockholders during the quarter ended December 31, 2001.

                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Avalon's common stock trades on the NASDAQ SmallCap Market with the symbol "CITY". The following table reflects the range of high and low sales prices, as reported by the National Quotation Bureau for each quarterly period during 2001 and 2000. The prices represent inter-dealer prices, without retail mark up, mark down, or commission and may not represent actual transactions. Trading in Avalon's common stock is limited and may not be an indication of the value of the common stock.

            Quarterly Period Ended
                                                High                    Low
            March 31, 2000                      2 15/32                 1 1/8
            June 30, 2000                       2 1/16                  1 1/4
            September 30, 2000                  2                       2 29/64
            December 31, 2000                   1 5/8                   1 1/16
            March 31, 2001                      1.75                    1.13
            June 30, 2001                       2.50                    1.72
            September 30, 2001                  2.50                    1.60
            December 31, 2001                   2.20                    1.75

                       AVALON CORRECTIONAL SERVICES, INC.

     Avalon had approximately 700 holders of record of its common stock as of March 13, 2002. No dividends were declared during 2001 and 2000. Avalon's Board of Directors presently intends to retain all earnings in the foreseeable future for use in Avalon's business. Payment of dividends on the Common Stock is restricted by certain credit facilities.

     The average high and low price for the Common Stock, as reported on the NASDAQ SmallCap Market System was $2.27 per share on March 13, 2002.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources -

     The Company's business strategy is to focus on the private community corrections industry, expanding its operations in existing and additional states through new Federal and state contracts and selective acquisitions. The successful implementation of the Company's growth plan has created the need for additional capital and financing. The Company has been successful in securing $38 million of new capital and credit facilities since September 1997.

     Working capital at December 31, 2001 was $685,000 representing a current ratio of 1.15:1.00, compared to working capital of $455,000 and a current ratio of 1.10:1.00 at December 31, 2000. Capital expenditures were $2.18 million in 2001, compared to $1.42 million in 2000. The 2001 capital expenditures include expansion and new furniture to increase the capacity of Carver Center from 250 beds to 300 beds, expansion and new furniture to increase the capacity of Avalon Correctional Center from 255 beds to 320 beds in the third quarter of 2001, renovation of the Riverside Intermediate Sanction Unit in November 2001, expansion of office space at the Central Office in June 2001, the acquisition of the Austin Transitional Center in December 2001, expansion of the Phoenix Center in December 2001, and other normal, operating purchases of vehicles, equipment, and building improvements. The 2000 capital expenditures include: additional construction costs of the El Paso Multi-Purpose facility in February 2000, completion of the Turley Correctional Center in May 2000, and other normal, operating purchases of vehicles, equipment, and building improvements.

     The Company had approximately $3.7 million of cash and revolving credit available for new projects at December 31, 2001. The Company believes it has adequate cash reserves and cash flow from operations to meet its current cash requirements. The Company expects current contracts to generate sufficient income to increase cash reserves, while minimizing income taxes through the utilization of tax loss carry forwards.

     The Company has a senior credit facility with Fleet Capital consisting of a $13.5 million term loan and a revolving line of credit equal to the lesser of $3 million or 80% of eligible accounts receivable.

Results of Operations

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000 -

     Total revenues increased by 10% to $25.1 million in 2001 from $22.9 million in 2000. The net increase in revenues was primarily a result of increased offender census, the opening of the Riverside Intermediate Sanction Unit in December 2001, the acquisition of the Austin Transitional Center in December 2001, and management consulting revenues. The Company's net income increased 38% to $1,325,000 or $0.28 basic and $0.25 diluted per share in 2001 compared to $963,000 or $0.20 basic and diluted per share in 2000.

     Operating income, before interest, depreciation, and income taxes increased 5% to $6,199,000 in 2001 from $5,928,000 in 2000. The average daily offender census increased to 1,750 in 2001 from 1,576 in 2000. The census increase was a result of increased offender census in the Company's existing facilities, the opening of the Riverside Intermediate Sanction Unit in December 2001, and the acquisition of the Austin Transitional Center in December 2001.

                       AVALON CORRECTIONAL SERVICES, INC.

     Direct operating expenses increased by 11% in 2001 over 2000. The increase was a result of increased offender census in the Company's existing facilities, the opening of the Riverside Intermediate Sanction Unit in December 2001, and the acquisition of the Austin Transitional Center in December 2001.

     General and administrative expenses increased by 13% in 2001. The increase was partly a result of the increase in overall offender census and additional staffing for the new facilities opened and acquired in 2001. General and administrative expenses equaled approximately 7% of revenues in 2001 and 2000. Interest expense decreased by $438,000 in 2001 as a result of a lower interest rate from the senior lender and lower borrowing levels.

                       AVALON CORRECTIONAL SERVICES, INC.

ITEM 7.  FINANCIAL STATEMENTS.

      Index to Financial Statements:                                  Page

      Report of Independent Certified Public Accountants              11

      Consolidated Balance Sheets                                     12

      Consolidated Statements of Operations                           13

      Consolidated Statements of Stockholders' Equity                 14

      Consolidated Statements of Cash Flow                            15

      Notes to Consolidated Financial Statements                      17

                       AVALON CORRECTIONAL SERVICES, INC.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors of
Avalon Correctional Services, Inc.

     We have audited the accompanying consolidated balance sheets of Avalon Correctional Services, Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



                                                      GRANT THORNTON LLP

Oklahoma City, Oklahoma
March 22, 2002

                       AVALON CORRECTIONAL SERVICES, INC.

                        CONSOLIDATED BALANCE SHEETS
                                                            December 31,
                                                         2001           2000
ASSETS
Current assets:

   Cash and cash equivalents                         $2,389,000     $    726,000

   Related party receivables                            161,000          317,000

   Accounts receivable, net                           2,611,000        3,721,000

   Prepaid expenses and other                           239,000          160,000
                                                     __________      ___________
      Total current assets                           $5,400,000     $  4,924,000

Property and equipment, net                          30,414,000       29,673,000

Other assets                                          4,273,000        4,858,000
                                                     __________      ___________
      Total assets                                  $40,087,000     $ 39,455,000
                                                     __________      ___________
                                                     __________      ___________
IABILITIES AND STOCKHOLDERS'S EQUITY

Current liabilities:

   Accounts payable, accrued liabilities and         $2,170,000     $  1,477,000

   Current maturities of long-term debt               2,545,000        2,992,000
                                                      _________       __________
      Total current liabilities                      $4,715,000     $  4,469,000

Long-term debt, less current maturities              22,547,000       23,614,000

Convertible debentures                                3,850,000        3,850,000

Redeemable common stock, $.001 par value

   1,622,448 shares issued and outstanding in
       2001 and 2000                                  3,470,000        3,593,000

Stockholders' equity:

   Common stock - par value $.001; 24,000,000

     shares authorized; 4,847,624 and

     4,765,630 shares issued and outstanding

     in 2001 and 2000, respectively, less

     1,622,448 shares subject to repurchase

     in 2001 and 2000.                                   3,000             3,000

   Preferred stock; par value $.001; 1,000,000

     shares authorized; none issued                        ---               ---

   Paid-In capital                                    7,536,000        7,285,000

   Accumulated deficit                               (2,034,000)     (3,359,000)
                                                     __________      ___________
     Total liabilities and stockholders' equity     $40,087,000     $ 39,455,000
                                                     __________      ___________
                                                     __________      ___________






 The accompanying notes are an integral part of these consolidated financial statements.

                       AVALON CORRECTIONAL SERVICES, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Year Ended December 31,

                                                        2001            2000
                                                      __________      __________
Revenues                                             $25,147,000     $22,922,000
                                                      __________      __________
Costs and expenses:

   Direct operating                                  $17,147,000     $15,406,000

   General and administrative                          1,801,000       1,588,000

   Depreciation and amortization expense               1,881,000       1,534,000

   Interest expense                                    2,993,000       3,431,000
                                                       _________       _________
Net income                                            $1,325,000       $ 963,000
                                                       _________       _________
                                                       _________       _________
Basic income per share:

   Net income per share                               $     0.28       $    0.20
                                                       _________       _________
Weighted average number of common                      _________       _________

      shares outstanding, basic                        4,808,067       4,747,734
                                                       _________       _________
Diluted income per share:                              _________       _________

   Net income per share                                $    0.25       $    0.20
                                                       _________       _________
Weighted average number of common                      _________       _________

      shares outstanding, diluted                      6,332,607       4,752,901
                                                       _________       _________
                                                       _________       _________




 The accompanying notes are an integral part of these consolidated financial statements.

                          AVALON CORRECTIONAL SERVICES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             Years ended December 31, 2001 and 2000
                                    Common            Total        Total
                     Common         Stock    Paid-In  Accumulated  Stockholders'
                     Stock Shares   Amount   Capital  Deficit      Equity
                     ____________   _______  _______  ___________  _____________





Balance, January         4,715,630  $ 3,000  $6,686,000 $(4,322,000) $ 2,367,000
  1,2000
Net Income                     ---      ---        ---  $   963,000      963,000
Accretion of redeemable
 stock                         ---      ---  $  531,000          ---     531,000
Warrants exercised, net
  of issuance cost          50,000      ---  $   68,000          ---      68,000
                         _________   ______   _________   __________   _________
Balance, December
  31, 2001               4,765,630  $ 3,000  $7,285,000 $(3,359,000) $ 3,929,000
Net income                     ---      ---        ---    1,325,000    1,325,000
Stock options exercised     81,994      ---    128,000          ---      128,000
Accretion of redeemable
   stock                       ---      ---    123,000          ---      123,000
                         _________   ______   ________    _________    _________
Balance, December
  31, 2001               4,847,624  $ 3,000 $7,536,000  $(2,034,000   $5,505,000
                         _________   ______  _________    _________    _________
                         _________   ______  _________    _________    _________




The accompanying notes are an integral part of these consolidated financial statements.

                       AVALON CORRECTIONAL SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                        Year ended December 31,

                                                          2001            2000
                                                       __________      _________
OPERATING ACTIVITIES

Net income                                        $    1,325,000    $    963,000

Adjustments to reconcile net income to

   net cash provided by (used in) operating activities:

      Depreciation and amortization                   1,881,000        1,534,000

      Amortization of debt issue costs                  254,000          231,000

Loss on sale of property                                 32,000           13,000

Changes in operating assets and liabilities:

   Decrease (increase) in

      Accounts receivable                               986,000      (1,568,000)

      Prepaid expenses and other assets                 (36,000)         191,000

   Increase in accounts payable and other               693,000           82,000
                                                 $   __________       __________
         Net cash provided by operations              5,135,000    $   1,446,000
                                                     __________       __________
INVESTING ACTIVITIES:

Capital expenditures                             $  (2,179,000)    $ (1,420,000)

Acquisition of business                                (71,000)             ---

Proceeds from payments on notes receivable                 ---            29,000

Proceeds from disposition of property                  164,000            64,000
                                                    __________        __________
      Net cash used in investing activities        (2,086,000)      $(1,327,000)
                                                    __________        __________
FINANCING ACTIVITIES:

Proceeds from borrowing                          $  27,330,000       $11,918,000

Repayment of borrowing                            (28,844,000)      (11,980,000)

Proceeds from warrant and option exercise             128,000             68,000
                                                  ____________       ___________
          Net cash provided by (used in)
            financing activities                  $(1,386,000)       $     6,000
                                                  ____________       ___________
Net increase in Cash

     And Cash Equivalents                        $  1,663,000        $   125,000

Cash and Cash Equivalents,

   Beginning of Period                                 726,000           601,000
                                                    __________       ___________
Cash and Cash Equivalents

   End of Period                                 $   2,389,000       $   726,000
                                                  ____________       ___________
                                                  ____________       ___________



  The accompanying notes are an integral part of these consolidated financial statements.

                       AVALON CORRECTIONAL SERVICES, INC.

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the year for:

         Interest                            $ 2,735,000       $ 3,246,000

Non-cash investing and financing activities:

  The Company acquired businesses during the year ended December 31, 2001. The following liabilities were assumed in conjunction with those purchases.


                         Assets acquired          $   71,000

                         Cash paid                    71,000
                                                  ___________
                         Liabilities assumed             ---
                                                  ___________
                                                  ___________

     The Company notes are an integral part of these consolidated financial statements

                       AVALON CORRECTIONAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE YEARS ENDED 2001 AND 2000


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business-

     Avalon Correctional Services, Inc. ("Avalon" or the "Company") is an owner and operator of private community correctional services. Avalon specializes in privatized community correctional facilities and correctional programming. Avalon is currently operating in Oklahoma, Texas and Colorado with plans to significantly expand into additional states. Avalon's business strategy is designed to elevate the Company into a dominant provider of community correctional services by expanding its operations through new state and Federal contracts and selective acquisitions. Avalon owns a 300-bed community corrections facility in Oklahoma City, Oklahoma, a 320-bed community corrections facility in Tulsa, Oklahoma, a 150-bed community corrections facility in Tulsa, Oklahoma; a 150-bed medium security facility in El Paso, Texas; a 300-bed medium security facility in El Paso, Texas, a 180-bed community corrections facility on leased land in Del Valle, Texas; a 160-bed medium security juvenile facility in Union City, Oklahoma; a 115-bed community corrections facility in Henderson, Colorado; and a 307-bed multi-use community corrections facility in Greeley, Colorado. Avalon also operates three programs in leased facilities: a 352-bed intermediate sanction unit in Tulsa, Oklahoma; a 36-bed community corrections facility in Denver, Colorado; and a day reporting center in Northglenn, Colorado. The Colorado community corrections programs also provide non-residential services to approximately 385 offenders in the State of Colorado.

Principles of Consolidation -

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all material intercompany balances and transactions.

Use of Estimates -

     The preparation of the consolidated financial statements requires the use of management's estimates and assumptions in determining the carrying values of certain assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents -

     The  Company   considers  all  highly  liquid   investments  with  original
maturities of three months or less when purchased and money market funds to be cash equivalents.

Concentrations of Credit Risk -

     Financial instruments potentially subjecting the Company to concentrations of credit risk consist principally of temporary cash investments, accounts receivable and notes receivable. The Company places its temporary cash investments with high credit quality financial institutions and money market funds and limits the amount of credit exposure to any one institution or fund. Concentrations of credit risk with respect to accounts receivable are limited due to the fact that a significant portion of the Company's receivables is from government agencies. The Company maintains an allowance for doubtful accounts for potential credit losses. The allowance for doubtful accounts at December 31, 2001 and 2000 was $27,000 and $30,000, respectively.

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

                       AVALON CORRECTIONAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE YEARS ENDED 2001 AND 2000

             Buildings and Improvements              10 to 40 Years
             Furniture and Equipment                   5 to 7 Years
             Transportation Equipment                 3 to 15 Years

     Impairment losses are recorded on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. Impairment losses are recognized based upon the estimated fair value of the asset when required.

Income Taxes -

     Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. Valuation allowances are established by management when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Revenue Recognition -

     The Company recognizes revenues as services are provided. Revenues are generally earned based upon the number of offenders on a per diem basis at the Company's correctional facilities. All correctional revenues are received monthly from various governmental agencies.

Development Costs -

    The Company expenses development and new facility opening costs as incurred.

Net Income Per Common Share -

     Basic net income per share has been computed on the basis of weighted average shares outstanding during each period. Diluted income per share has been computed based on the assumption that all dilutive options and warrants are exercised using the treasury stock method.

New Accounting Pronouncements -

     In 2001, the Financial Accounting Standards Board issued new pronouncements: Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations; SFAS No. 142, Goodwill and Other Intangible Assets; SAS No. 143, Accounting for Asset Retirement Obligations; and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

     SFAS No. 141, which requires the purchase method of accounting for all business combinations, applies to all business combinations initiated after June 30, 2001 and to all business combinations accounted for by the purchase method that are completed after June 30, 2001. SFAS No. 141 will not apply to the Company unless it enters into a future business combination.

     SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives be tested annually for impairment. SFAS No. 142 also requires that intangible assets with finite useful lives be amortized and be evaluated for impairment in accordance with SFAS No. 144. In addition, the Statement eliminates the current requirement to amortize goodwill or intangible assets with indefinite useful lives, and is effective for fiscal years beginning after December 15, 2001.

     SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset.

                       AVALON CORRECTIONAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEARS ENDED 2001 AND 2000


SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.

     SFAS No. 144 is effective for the Company for the fiscal year beginning January 1, 2002 and addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 and expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction.

     Management has not yet determined the effect, if any, the adoption of these new statements will have on the Company's financial condition or results of operations.

Reclassifications -

     Certain reclassifications have been made to the 2000 financial statements to conform with 2001 presentation.

                       AVALON CORRECTIONAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEARS ENDED 2001 AND 2000

NOTE 2.  PROPERTY AND EQUIPMENT

     The elements of property and equipment and related accumulated depreciation as of December 31, 2001 and 2000 are as follows:


                                                                     Accumulated
                                                     Cost           Depreciation
                                                   __________         __________
      December 31, 2001

          Land                                     $3,150,000        $       ---

          Buildings and Improvements               27,648,000          2,582,000

          Furniture and Equipment                   2,697,000          1,299,000

          Transportation Equipment                  1,543,000            743,000
                                                  ___________        ___________
                                                  $35,038,000        $ 4,624,000
                                                  ___________        ___________
                                                  ___________        ___________
      December 31, 2000

          Land                                     $3,150,000        $       ---

          Buildings and Improvements               26,347,000          1,886,000

          Furniture and Equipment                   2,081,000            996,000

          Transportation Equipment                  1,530,000            553,000
                                                  ___________        ___________
                                                  $33,108,000          3,435,000
                                                  ___________        ___________
                                                  ___________        ___________

     Capitalized interest on construction projects totaled approximately $0 and $75,000 respectively, for the years ended December 31, 2001 and 2000.

NOTE 3.  ACCOUNTS PAYABLE, ACCRUED LIABILITIES AND OTHER

          The elements of accounts payable, accrued liabilities and other as of December 31, 2001 and 2000 are as follows:

                                                 2001                 2000
                                               _________            _________
     Trade accounts payable                   $  585,000          $   414,000

     Accured interest payable                    142,000              150,000

     Accured salary and benefits               1,127,000              686,000

     Other accured liabilities                   316,000              227,000
                                              __________            _________
                                             $ 2,170,000          $ 1,477,000
                                              __________            _________
                                              __________            _________

                       AVALON CORRECTIONAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE YEARS ENDED 2001 AND 2000

NOTE 4.  CORRECTIONAL CONTRACTS

     The Company contracts with various governmental agencies to provide correctional services. The contracts generally specify for the Company to provide correctional services including complete residential services and programming in the Company's facilities ("Residential Services"). Compensation paid to the Company for Residential Services is generally based on a per person, per day basis. Contract revenues from contracts exceeding 10% of total Company revenue for the years ending December 31, are as follows:


                                  2001                2000
                                __________          __________
Governmental Agency A              27%                 24%

Governmental Agency B              24%                 28%

Governmental Agency C              15%                 16%

Governmental Agency D              18%                 19%


     The Company has a fifteen (15) year Residential Services contract with West Texas Community Supervision and Corrections Department and a four year Residential Services contract with the Texas Department of Criminal Justice Parole Department to provide correctional services in El Paso, Texas extending through August 31, 2011 and August 31, 2004, respectively, plus a multi-use contract for the period from September 2001 through August 2003. The Company's current Residential Services contracts with the Oklahoma Department of Corrections extend through June 30, 2002. The Company's current contracts with the Colorado Department of Corrections extend through June 30, 2002. The Company's current contract with the Oklahoma Office of Juvenile Affairs extends through December 2, 2002 with renewal options through December 2, 2003.

NOTE 5.  LONG-TERM DEBT

    Long-term debt consists of the following:

                                                             December 31,
                                                         2001           2000
                                                       _________      _________
Revolving line of credit with finance company,
  collateralized by accounts receivable, with
  interest at 1% over prime (effective rate of 5.0%
  at December 31,2001); due Feb. 2003.                 $ 495,000      $1,070,000

Notes payable to banks, collateralized by
  transportation equipment, due in installments
  through October 2019 with interest ranging from
  1.90% to 10.85%.                                       699,000         806,000

Notes payable to banks and finance companies,
  collateralized by land, buildings, and
  improvements due in installments through
  March 2004 with interest ranging from
  4.40% to 11%                                        13,644,000      14,441,000

Note payable to an investment company,
  uncollateralized with interest at 12.5%
  due in four installments beginning in 2005,
  including original issue premium                    10,254,000      10,289,000
                                                      __________      __________
                                                     $25,092,000     $26,606,000
     Less - current maturities                         2,545,000       2,992,000
                                                      __________      __________
                                                     $22,547,000     $23,614,000
                                                      __________      __________
                                                      __________      __________

                       AVALON CORRECTIONAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE YEARS ENDED 2001 AND 2000


     The aggregate maturities of long-term debt for each of the next five years are as follows: 2002: $2,545,000; 2003: $11,660,000; 2004: $401,000; 2005:
$2,580,000; 2006: $7,542,000 and $364,000 thereafter.

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

     Certain notes payable to finance and investment companies contain covenants that require the company, among other things, to maintain certain earnings and debt coverage ratios and receive approval for certain capital expenditures as defined in the agreements.

NOTE 6.  CONVERTIBLE DEBENTURES

     The Company completed a private placement of $4,150,000 of convertible debentures on September 12, 1997. The convertible debentures bear interest at 7.5% and mature on September 12, 2007. The Company may redeem the convertible debentures at any time after May 2000 at 106.5% of principal, declining to 100% at maturity. The convertible debentures are convertible into common stock at $3.00 per share at any time until their maturity. The convertible debenture holders signed agreements to subordinate the debentures to the $10,000,000 face value note issued on September 16, 1998.

NOTE 7.  STOCKHOLDERS' EQUITY

     The Company issued Class E Warrants to purchase 79,000 shares of Common Stock in September 1997, in connection with the private placement of Convertible Debentures. The Company recognized $148,000 of cost based upon the difference in the exercise price of the Class E warrants and the current market price of the common stock on the date of issuance. This cost was recorded as debenture issue costs and is classified in other assets on the balance sheet. The debenture issue cost is amortized to expense over the term of the convertible debentures. The Class E stock purchase warrants provide for the purchase of the Company's common stock at a price of $3.00 per share at any time until September 12, 2002. The Company may redeem the warrants upon certain events for $.01 per share.

     The Company issued 200,539 stock purchase warrants to financial advisors in September 1998, in connection with the $15,000,000 private placement. The stock purchase warrants provide for the purchase of the Company's common stock at any time until their expiration at September 2002. The exercise price of the warrants is $3.75 per share as of December 31, 2001. The Company may redeem the warrants upon certain events for $.01 per share. The fair value of the warrants was allocated between the proceeds the debt and equity issues as debt issue cost and a reduction in redeemable common stock, respectively.

                       AVALON CORRECTIONAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE YEARS ENDED 2001 AND 2000

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

     The options generally vest within five years and have a ten-year expiration period. The Company amended its Plan on December 1, 1996, increasing the number of shares available under the Plan to 600,000. Non-statutory options have been granted providing for the issuance of 461,060 shares of Class A common stock at exercise prices ranging from $1.50 to $4.25 per share. Options providing for the issuance of 380,028 shares were exercisable at December 31, 2001.

     The Company uses the intrinsic value method to account for its stock option plan in which compensation is recognized only when the fair value of each option exceeds its exercise price at the date of grant. Accordingly, no compensation cost has been recognized for the options issued. Had compensation cost been determined based on the fair value of the options at the grant dates, the Company's net income and net income per share would have been decreased to the pro forma amounts indicated below.

                                                       2001             2000
                                                    ___________      ___________
          Net Income
            As reported                            $  1,325,000       $  963,000
            Pro forma                                 1,048,000          730,000

          Basic income per share
            As reported                            $       0.28             0.20
            Pro forma                                      0.22             0.15

          Diluted income per share
            As reported                            $       0.25       $     0.20
            Pro forma                                      0.21             0.15


     The fair value of each grant is  estimated  on the date of grant  using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions used:


                                            2001        2000
                                          _______     ________
               Dividends                        -           -

               Expected Volatility          67.0%        73.0%

               Risk free interest rate       5.1%         6.8%

               Expected life (years)           10           10

     The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options with no vesting restrictions and which are fully transferable. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Company's employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. It is management's opinion that the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                       AVALON CORRECTIONAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FOR THE YEARS ENDED 2001 AND 2000

     A summary of the status of the Company's stock option plan as of December 31, 2001 and 2000, and changes during the years ending on those dates is presented below.

                                     2001                       2000
                                    _______                    ________

                                            Weighted                   Weighted
                                             average                    average
                                Shares      exercise       Shares      exercise
                              ________      ________     ________      _________
Outstanding at beginning
  of year                      479,610      $   1.69      342,560      $   1.73
Granted                         96,700          1.70      159,500          1.60
Exercised                     (81,994)          1.56           _             -
Forfeited                     (33,256)          1.70     (22,450)          1.69
Canceled                           -              -           -              -
                              ________                  _________

Outstanding at end of year     461,060          1.69      479,610          1.69
                              ________                  _________
                              ________                  _________
Options exercisable at
  year end                     380,028          1.71      273,425          1.67
                              ________                  _________
                              ________                  _________
                                             __________              ___________
Weighted average fair value of               __________              ___________
options granted during the year             $   1.37                  $    1.31


     The following table summarizes information about fixed-price stock options outstanding at December 31, 2001.


                          Options outstanding             Options exercised
                         _____________________         _______________________
                                 Weighted
                                 average       Weighted                 Weighted
                     Number      remaining     average    Number        average
                    outstanding  contractual   exercise   exercisable   exercise
                    at 12/31/01  life (years)  price      at 12/31/01   price
Range of exercise
  price
$1.50 to $2.25      458,060            7.53    $   1.70      377,778    $   1.70
$2.26 to $3.39        1,000            7.39        2.56          500        2.56
$3.40 to $4.25        2,000            6.12        4.00        1,750        3.96
                    _______                                  _______
$1.50 to $4.25      461,060                                  380,028
                    _______                                  _______
                    _______                                  _______


NOTE 9.  ACQUISITIONS AND CONTRACT AWARDS

     The Company acquired the assets and operations of the Austin Transitional Center in Del Valle, Texas in December 2001. The Center was acquired from an entity owned by an officer of the Company. The Center was acquired by the entity upon approval of a Texas bankruptcy court. The terms of the acquisition to the Company were identical to the terms of the acquiring entity. The Austin Transitional Center is a community corrections center contracting with the Texas Department of Criminal Justice. The facility consists of thirteen modular buildings located on leased land. The land is leased from a third party for a period of five years with a renewal option of five years. The acquisition price was approximately $71,000 and included the assumption of a contract, with the Texas Department of Criminal Justice, that extends to August 2003. The financial results of the operation were included in the Company's financial statements beginning in December 2001.

                       AVALON CORRECTIONAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FOR YEARS ENDED 2001 AND 2000


     The  Company  signed a  contract  with the Tulsa  County  Criminal  Justice
Authority in April 2001 to lease the Riverside Intermediate Sanction Unit in Tulsa. The costs to renovate the building were paid jointly by the Authority and the Company. The Company's share of the renovation costs was approximately $1,000,000. Approximately $900,000 of the costs was financed with the Company's senior lender. The cost of the renovations is being amortized over the twenty-year term of the lease. Renovation was completed in December 2001 and the facility began receiving offenders in December 2001.

NOTE 10. EARNINGS PER SHARE

      The following table sets forth the computation of earnings per share and earnings per share assuming dilution.

                                                       2001            2000
                                                   ____________    ____________
     Numerator
       Net Income - basic                         $  1,325,000     $    963,000

       Effect of dilutive securities:

        - interest reduction on assumed
            debenture conversions                      289,000              ---
                                                  ____________    _____________
     Numerator for earnings per share
        assuming dilution                            1,614,000           963,000
                                                  ____________    ______________
                                                  ____________    ______________
     Denominator for earnings per share:

       Weighted average shares outstanding -basic    4,808,067        4,747,734

       Effect of dilutive securities:

          -debenture conversions                     1,283,333              ---

          -stock options                                62,919              314

          -stock warrants                              178,288            4,853
                                                  ____________   ______________
     Demoninator for earnings per share
       assuming dilution                             6,332,607        4,752,901
                                                  ____________   ______________
                                                  ____________   ______________
     Earnings per share, basic                    $       0.28             0.20
                                                  ____________   _______________
                                                  ____________   _______________
     Earnings per share assuming dilution         $       0.25             0.20
                                                  ____________   _______________
                                                  ____________   _______________

      Outstanding options and warrants of 203,539 and 910,679 for the periods ended December 31, 2001 and 2000, respectively, have been excluded from the above calculations as they would be anti-dilutive.

                       AVALON CORRECTIONAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE YEARS ENDED 2001 AND 2000

NOTE 11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts and estimated fair values of the Company's financial instruments, none of which were held for trading purposes, were as follows:

                                                  Year Ended December 31,

                                          2001                   2000
                                   _____________________    ____________________
                                    Carrying   Estimated    Carrying   Estimated
                                      amount  fair value      amount  fair value
                                   _________  __________    ________  __________
    Financial Assets

      Cash and cash equivalents  $ 2,389,000 $ 2,389,000   $ 726,000   $ 726,000

      Notes receivable                35,000      35,000       2,000       2,000

Fianacial liabilities

     Variable rate debt           12,940,000  12,940,000  13,920,000  13,920,000

     Fixed rate debt              12,152,000  11,347,000  12,686,000  11,944,000

     Convertible debentures        3,850,000   3,318,000   3,850,000   3,540,000

     Redeemable common stock       3,470,000   3,229,000   3,593,000   1,850,000



     The fair values presented represent management's best estimates and may not be substantiated by comparisons to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Certain financial instruments and all non-financial instruments are not required to be disclosed; therefore, the aggregate fair value amounts presented do not purport to represent the underlying fair value of the Company.

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Cash  and  Cash   Equivalents  -  The  carrying  amounts  reported  in  the
accompanying   consolidated   balance  sheets  for  cash  and  cash  equivalents
approximate fair value due to the highly liquid nature of the instruments.

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

Convertible Debentures - Fair value of convertible debentures was calculated using interest rates in effect as of each year-end with the other terms unchanged.

Redeemable Common Stock - Fair value of redeemable common stock is calculated assuming exercise of the purchase option under the terms of the stock purchase agreement at December 31, 2001 and 2000.

                       AVALON CORRECTIONAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE YEARS ENDED 2001 AND 2000

NOTE 12.  INCOME TAX

     The following is a reconciliation of the provision for (benefit from) income taxes from continuing operations computed by applying the Federal statutory rate of 34% and the effective income tax rate for the years ended December 31, 2001 and 2000:

                                                     Year ended December 31,
                                                       2001            2000
                                                  ____________     ____________
Provisions for income taxes
 at statutory rate                                   $ 451,000       $  327,000

Nondeductible expenses                                  14,000           11,000

Changes in valuation allowance                       (523,000)         (81,000)

Change in prior year estimate                          58,000         (257,000)
                                                  _____________    ____________
   Total provisions for income taxes               $     --         $      --
                                                  _____________    ____________
                                                  _____________    ____________


Deferred tax assets and liabilities are as           Year ended December 31,
  follows:                                            2001             2000
                                                  _____________    ____________

Deferred tax asset

  Net operating loss carry forward                  $  303,000       $  641,000

  Nondeductible accurals and allowances                342,000          415,000

  Other                                                     __            1,000
                                                  _____________    ____________
                                                    $  645,000       $1,057,000
   Less: Valuation allowance                          (73,000)        (596,000)
                                                  _____________    ____________
   Deferred tax assets                                572,000           461,000

Deferred tax liabilities:

   Property and equipment                            (506,000)        (395,000)
                                                     _________        _________
    Deferred tax liabilities                        $(506,000)       $(395,000)
                                                     _________        _________
     Net deferred tax assets                        $   66,000       $   66,000
                                                    __________        __________
                                                    __________        __________

     The valuation allowance on tax assets decreased $523,000 in 2001 and $81,000 in 2000. The decrease in valuation allowance in 2001 and 2000 was primarily due to the utilization of net operating loss carry forwards. The Company has approximately $756,000 of net operating loss carry forwards at December 31, 2001, expiring through 2019.

NOTE 13.  RELATED PARTY TRANSACTIONS

     In November 2000, the Company executed an agreement to manage the operations of an entity owned by an affiliate (see Note 9). Fees received under this agreement totaled $548,000 and $35,000 for the years ended December 31, 2001 and 2000, respectively.

     The Company holds a 15% equity interest in an assisted living center and has an investment of approximately $202,000 at December 31, 2001. The Company guaranteed facility debt related to the building of the investment. The outstanding debt balances were $1,780,000 and $1,855,000 at December 31, 2001 and 2000, respectively.

                       AVALON CORRECTIONAL SERVICES, INC.


NOTE 14.  COMMITMENTS AND CONTINGENCIES

     Total lease expense was $109,000 and $93,000 for 2001 and 2000, respectively, under all operating leases. The future minimum lease payments are as follows: 2002 - $137,000, 2003 - $157,000, 2004 - $147,000, 2005 - $140,000,
2006 - $137,000, thereafter - $89,000.

     The Company executed a three-year employment agreement with the Company's CEO in 1997. The agreement provides for compensation at a base rate and increases to be determined on an annual basis by the Board of Directors. The agreement also contains provisions for severance pay and disability payments, as well as a non-compete agreement preventing the CEO from engaging in a business deemed similar to that of the Company. The Board of Directors extended this agreement for three additional years in December 2001. The Company has an unfunded deferred compensation plan for certain key executives.

NOTE 15.  LITIGATION

     The Company is a party to litigation arising in the normal course of business. Management believes that the ultimate outcome of these matters will not have a material effect on the Company's financial condition or results of operations.

     ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                       AVALON CORRECTIONAL SERVICES, INC.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

MANAGEMENT -

      Name                          Age   Position(s) with the Company

      Donald E. Smith ...............49   Chief Executive Officer, President,
                                          and Director
      James L. Saffle ...............49   President
      Mary L Livers .................48   Chief Operating Officer
      Marvin Wiebener ...............58   Vice President of Programs
      James C. Poland .............. 55   Vice President of Texas Operations
      Randall J. Wood .............. 43   Corporate Secretary and Counsel
      Tiffany Smith ................ 34   Vice President of Corporate
                                          Communications
      Lloyd Lovely ..................52   Vice President of Finance
      Clinton E. Johnson ............54   Vice President of Oklahoma Operations
      Eric Gray .....................45   Vice President and Counsel
      Robert O. McDonald ........... 63   Director
      Mark S. Cooley ................44   Director
      James P. Wilson ...............43   Director
      Charles W. Thomas .............58   Director


Directors and Officers of the Company -

     The following is a brief description of the business experience of each of the above-named persons:

     Donald E. Smith is the Chairman, Founder, and Chief Executive Officer of Avalon Correctional Services and its subsidiaries. Mr. Smith has served as CEO since the inception of the Company. Mr. Smith has owned, managed and developed a number of private corporations since 1985 to provide private corrections, health care and other related services. Mr. Smith has a Bachelor of Science degree in Accounting with minors in Economics and Business Administration from Northwestern State College. Mr. Smith was employed by Arthur Andersen & Co. for seven years prior to founding the Company.

     James L. Saffle is President of the Company and its subsidiaries. Mr. Saffle oversees the Company's operating facilities throughout three states. Prior to joining the Company in 2001, Mr. Saffle retired as Director of the Oklahoma Department of Corrections, where he was instrumental in leading the department through a period of tremendous growth and change. His distinguished career with the Oklahoma Department of Corrections began as a Corrections Officer and progressed through the positions of sergeant, lieutenant, training and safety officer, chief of security, deputy warden, and warden. He further served the Oklahoma Department of Corrections in the capacities of Southeastern Regional Director and Interim Director and ultimately was appointed as Director of the Oklahoma Department of Corrections by the Oklahoma Board of Corrections. Mr. Saffle holds a Bachelor of Science in Criminal Justice and Psychology, and a Masters of Science degree in Human Resources.

     Mary L. Livers joined the Company in 2000 and serves as Chief Operating Officer of Avalon. Dr. Livers has more than twenty years of correctional management experience with the Oklahoma Department of Corrections, having served in many positions including Deputy Warden, Administrator, Warden, Deputy Director, Chief of Operations, Regional Director, and Associate Director. Prior to joining the Oklahoma Department of Corrections, Dr. Livers worked four years with the Arkansas Department of Corrections. Dr. Livers has a Bachelor of Science degree in Sociology/Psychology and a Master of Social Work from Louisiana State University. Dr. Livers completed her Adult and Higher Education Doctoral Program at the University of Oklahoma.

     Marvin Wiebener joined the Company in January 2001 and serves as Vice President of Programs. Mr. Wiebener's responsibilities include the development and implementation of quality programs throughout Avalon's various facilities. Mr. Wiebener has over twenty-five years of experience as a program administrator and as an institutional superintendent, responsible for delivering an array of services to juvenile and youthful offenders. Mr. Wiebener graduated from Northwestern Oklahoma State University with a Bachelor of Science degree in 1968. Mr. Wiebener received a Master of Social Work degree from Our Lady of the Lake University, San Antonio, Texas, in 1975.

                       AVALON CORRECTIONAL SERVICES, INC.

     Randall J. Wood joined Avalon in 1995 and serves as Corporate Secretary and Counsel for the Company. Prior to joining the Company, Mr. Wood's practice was focused primarily in the field of real property and commercial litigation. Mr. Wood practiced with the firm of Stack & Barnes, P.C. for ten years, and was with the firm of Hammons, Vaught, & Conner prior to joining the Company. Mr. Wood is a member of the Oklahoma Bar Association and is authorized to practice in Oklahoma Federal Courts and the Tenth Circuit Court of Appeals. Mr. Wood is responsible for the duties of the Corporate Secretary, management of legal matters, and compliance with government regulations for the Company and its subsidiaries. Mr. Wood received his law degree from the University of Oklahoma in 1983.

     Tiffany Smith joined the Company in 1994 as the Public Information Officer and was promoted to Assistant Corporate Secretary for the Company in 1997 and to Vice President of Corporate Communications in 1999. Ms. Smith served for four years as marketing manager for Eagle Picher Industries, a New York Stock Exchange listed company, prior to joining Avalon. Ms. Smith has developed and is responsible for directing the Company's Corporate Communications and Public Relations department. Ms. Smith also developed and oversees Avalon's private-pay program in Oklahoma. She is also responsible for responding to government requests for proposals in Oklahoma, Colorado, and Texas. Ms. Smith is the Company's primary contact for the Company's shareholders and investors. Ms. Smith received a Bachelors Degree in Business Administration, Marketing and Management from Missouri Southern State College. Ms. Smith is the spouse of Donald Smith, Chief Executive Officer.

     Lloyd Lovely was appointed Vice President of Finance in March 2000. Mr. Lovely has overall responsibility for administration of the financial reporting functions for the Company and subsidiaries. Mr. Lovely is also responsible for administration of the Company's human resources department, and other administrative functions including GAAP and SEC compliance. Mr. Lovely's business experience includes retailing, manufacturing, and medical industries. Mr. Lovely received his degree in Accounting from Central State University, a Masters degree from Central State University, and is a Certified Public Accountant.

     James C. Poland is Avalon's Vice President of Texas Operations and has over twenty-seven years of experience in the field of criminal justice and security operations. He has administrative responsibility and oversight for the Company's secure and non-secure correctional facilities in Texas. As such, he reviews facility incidents, employee investigations, employee disciplinary actions, and meets with contracting agencies. Before joining Avalon in October of 2001, Mr. Poland was Regional Director for Texson Management Group, Inc., Vice President of Business Development for Correctional Services Corporation, and a private consultant. Mr. Poland previously held positions in the Texas Department of Criminal Justice including Administrator, Regional Supervisor, Parole Analyst, and Institutional Parole Officer. Mr. Poland holds a Bachelor's degree in Political Science.

     Clinton E. Johnson is Avalon's Vice President of Oklahoma Operations. Mr. Johnson has overall responsibility for the residential and nonresidential service delivery to Avalon's contracting agencies and customers in Oklahoma. He oversees operational components, including budgeting, for the facilities and programs in Oklahoma. Mr. Johnson also has responsibility for the emerging growth of the Oklahoma community sentencing programs, day reporting, offender monitoring, supervision, and developing alternative programs. Prior to joining Avalon in May of 2001, Mr. Johnson completed a 27-year career with the Oklahoma Department of Corrections. During his tenure at the Oklahoma Department of Corrections, Mr. Johnson held several positions, including probation and parole officer, deputy warden, and assistant to the Associate Director. Mr. Johnson holds a Bachelor of Science in Sociology and a Masters in Criminal Justice degrees.

     Eric Gray joined Avalon as a Vice President in June 1999. Mr. Gray serves as Corporate Counsel for the Company and is responsible for various administrative functions. Mr. Gray's responsibilities include pending litigation matters, contract review and State law compliance issues. Mr. Gray is also

                       AVALON CORRECTIONAL SERVICES, INC.

responsible for administering and directing the Company's activities regarding implementation of the Oklahoma Community Sentencing Act and the Oklahoma mandated prison transition legislation. Before joining Avalon, he was Managing Director and President of his law firm, Gray and Goresen, P.C., an associate and shareholder/director of Edwards, Roberts & Propester, P.C., and an associate with Kirk and Chaney. He graduated from the University of Pittsburgh with a Bachelor of Arts degree. He holds his Juris Doctorate from Oklahoma City University.

     Robert O. McDonald was appointed as a Director of Avalon in October 1994. Mr. McDonald is Chairman of the Board of Directors of Capital West Securities and its parent holding company, Affinity Holding Corp. Mr. McDonald started his investment career in 1961 with Allen and Company and left in 1967 to form McDonald Bennahum and Co., which later joined with Ladenburg Thalmann and Co. where Mr. McDonald was a Senior Partner. Mr. McDonald joined Planet Oil Mineral Corporation in 1971 and became president in 1973. From 1975 until 1993, Mr. McDonald was affiliated with Stifel Nicolaus & Company and headed its municipal syndicated effort. Mr. McDonald received a Bachelors Degree in Finance from the University of Oklahoma in 1960. He also served as an Officer in the United States Army and Army Reserve.

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

     James P. Wilson was appointed as a Director-elect of Avalon in September 1998, and was elected as a Director by shareholders at the 1999 annual meeting. Mr. Wilson is a managing partner in the investment firm of Rice, Sangalis, Toole & Wilson. Prior to founding Rice, Sangalis, Toole & Wilson, Mr. Wilson was a vice president with First Texas Merchant Banking Group, and was also an audit manager with Arthur Young & Co. Mr. Wilson received a BBA degree from Texas A&M University, and is a Certified Public Accountant.

     Charles W. Thomas, Ph.D. was appointed as a Director-elect of Avalon in December 2000 and was elected as a Director by the shareholders at the 2001 annual meeting. Dr. Thomas received his B.S. degree from McMurry University in 1966 and his M.A. and Ph.D. degrees from the University of Kentucky in, respectively, 1969 and 1971. After serving on the faculty of Virginia Commonwealth University, the College of William and Mary, and Bowling Green State University, he became a Professor of Criminology at the University of Florida in 1980. He retired from his academic position in 1999 but continues to publish the results of his on-going research on the economic, legal, and public policy aspects of privatization. From 1997-2000, Dr. Thomas was a member of the board of directors of Prison Realty Trust. Dr. Thomas is now a private consultant who specializes in issues of relevance to the private corrections industry.

ITEMS 10, 11 and 12.

     The information required by these Items has been incorporated by Reference from the Company's definitive proxy statement, which will be filed with the Commission not later than 120 days after December 31, 2001.

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

     4.     i     Form of Stock Certificate (1)
            ii    Form of Class "E" Warrant Agreement (6)
            iii   Form of Convertible Debenture Agreement (6)

     10.    i     Contrac  between  Southern  Correction  Systems, Inc. and  the
                  Oklahoma Department of Corrections for halfway house services for the year ended June 30, 2001 and extension of said contract after June 30, 2001.

                       AVALON CORRECTIONAL SERVICES, INC.

           ii    Stock Option Plan adopted by Board of Directors on August 16,
                  1994 (4)
            iii Change of Control Agreement between Donald E. Smith and Avalon Community Services, Inc. dated August 25, 1997. (5)
            iv    Employment Agreement with Donald E. Smith dated August 8,
                  1997. (5)
            v Contract with State of Oklahoma Office of Juvenile Affairs for 80-bed medium security residential treatment center for youthful offenders; one year contract with options to renew for three additional years. (11)
            vi Agreement dated June 1, 1998 between Southern Corrections Systems, Inc. and the Texas Department of Criminal Justice.(8)
            vii Financing agreement between Avalon Community Services, Inc., and Fleet Capital Corporation dated February 25, 1999. (9)
            viii Amended and Restated Loan and Security Agreement between Avalon Correctional Services, Inc., et al., and Fleet Capital Corporation, dated December 9, 1999. (11)
            ix Agreement dated September 16, 1998, between Avalon Community Services, Inc., and RSTW Partners III. (10)

     21.    i     Subsidiaries of Registrant (5)

     (b)    Reports on Form 8-K - none

Footnotes:
         1) Incorporated herein by reference to the Registrant's Registration Statement on Form S-18 dated March 26, 1991.
         2) Incorporated herein by reference to the Registrant's Post Effective Amendment No. 1 to Registration Statement on Form S-18 dated August 3, 1992.
         3) Incorporated herein by reference to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1993 and dated March 24, 1994.
         4) Incorporated herein by reference to the Registrant's Registration
            Statement on Form SB-2 dated September 13, 1995 and amended.
         5) Incorporated herein by reference to the Registrant's Registration
            Statement on Form S-2 Amendment No. 1 dated April 16, 1996 and amended.
         6) Incorporated herein by reference to the Registrant's Form S-2 dated December 22, 1997.
         7) Incorporated herein by reference to the Registrant's Form 8-K dated March 19, 1998.
         8) Incorporated herein by reference to the Registrant's Registration Statement on Form S-2 dated September 14, 1998.
         9) Incorporated by reference to the Registrant's Form 8-K dated March 10, 1999.
         10)Incorporated by reference to the Registrant's Form 8-K dated
            October 1, 1998.
         11)Incorporated by reference to the Registrant's Registration
            Statement on Form S-2 dated March 24, 2000

                       AVALON CORRECTIONAL SERVICES, INC.

TEM 14.  Signatures

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

                                          Dated: March 15, 2002

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:   s\ Donald E. Smith
Donald E. Smith
Chief Executive Officer and Director                      Dated: March 15, 2002



By:   s\ Robert O. McDonald
Robert O. McDonald
Director                                                  Dated: March 15, 2002



By:   s\ Mark S. Cooley
Mark S. Cooley
Director                                                  Dated: March 15, 2002



By:   s\ James P. Wilson
James P. Wilson
Director                                                  Dated: March 15, 2002



By:   s\ Charles W. Thomas, Ph.D.
Charles W. Thomas
Director                                                  Dated: March 15, 2002



By:   s\ Lloyd Lovely
Lloyd Lovely
Vice President of Finance                                 Dated: March 15, 2002

                                 Exhibit 10(i)

                      OKLAHOMA DEPARTMENT OF CORRECTIONS
                            HALFWAY HOUSE CONTRACT
                          (Based on Fixed Rate Fee)

     This contract made and entered into this 1st day of July, 2000, by and between the Oklahoma Department of Corrections, Chief of Administrative Operations, hereinafter "DOC", acting pursuant to the provisions of 57 O.S. 1991, Section 561 as amended, and Southern Corrections Systems, Inc., hereinafter, Contractor.

                                   WITNESSETH

     Whereas, DOC desires to contract for the services of the Contractor for those purposes and duties hereinafter enumerated on paragraphs numbered 1 and 2 below, and;

     Whereas, the Contractor is willing to provide such services under the terms and conditions hereinafter set forth.

     Now, therefore, in consideration of the mutual covenants and promises hereinafter set forth, the parties agree as follows:

1.    Facility Location:

      1.1. Contractor agrees to house  the  inmates assigned under this contract in the facilities located at 302 West Archer, Tulsa, Oklahoma.
                        6101 North Cincinnati, Tulsa, Oklahoma
                        2801 Southwest 3rd, Oklahoma City, Oklahoma

     1.2 The Contractor shall not be allowed to house any inmates at another location or building under this contract without first receiving written permission from the DOC contract monitor.

2.   Contractor's Conditions and Services:

     2.1 Shall provide three nutritionally balanced meals, according to a menu approved by a licensed dietician, daily per correctional inmate. Additionally, religious and special diets shall be prepared as required.

     2.2 Shall provide at least one on duty alert staff for each forty ( 40) inmates for supervision and assistance to correctional inmates at all times. One individual shall be a roving patrol when all other staff are absent. In the alternative, the contractor may submit a written staffing plan for its location(s) which if accepted by DOC shall be attached hereto and incorporated by reference.

                        AVALON CORRETIONAL SERVICES, INC.

     2.3 Shall only provide occupancy that does not exceed the State Fire Marshall occupancy rating; Shall maintain clean, safe and healthy living areas and grounds. Housing, job and program assignments shall be distributed equitably, in accordance with Department OP-O30l02 "Inmate Housing Policy and OP-O30l03 "Inmate Job and Program Assignments".

     2.4  Shall provide indoor and outdoor recreational activities for inmates.

     2.5 Shall provide telecommunications access to inmates. However, in no event shall Inmates or the recipients of their calls be required to pay more than inmates assigned to Department operated facilities.

     2.6 Shall provide physical space, furniture, equipment and supervision for visitation, including Attorney visitation, in accordance with the Department OP- 030118 "Visitation" Policy.

     2.7 Shall provide procedures to maintain all inmate information in strict confidence and shall not release such information pertinent to a presently or previously assigned inmate in accordance with Department of Corrections policy. One exception being DOC host facility or contracting office employees, after showing proper identification, shall have access to the facility and inmate records at all times in accordance with OP-O60212.

     2.8 Shall maintain facilities in such condition so as to comply with all applicable local and state fire and health codes, as well as compliance with the Life Safety Codes. Copies of each inspection shall be provided to the local district office/contract monitor office within seven (7) days of occurrence with a plan of corrective action to address deficiencies attached.

     2.9 Shall maintain the facility in compliance with the standards of this contract and the American Correctional Association Standards for Adult Community Residential Services. The contractor must establish files which contain information to demonstrate compliance with 100 percent of the mandatory standards and 90 percent of the non-mandatory standards at the time of the initial audit. The Contractor shall conduct an internal audit of the standards in the first quarter of the fiscal year. A copy of this audit shall be forwarded to the contract monitor's office and the host facility. Written corrective action plans by the contractor shall be forwarded to the contract office within 15 days of the contractor's audit.

     2.10 Shall provide such additional services as DOC may reasonably require which are necessary to maintain the health and safety of the inmate(s) serviced under this contract.

     2.11 The Contractor will provide for maintenance of Inmate Property in Accordance with the Department OP-O30l20 Inmate Property Policy, all property will be in accordance with the property matrix. Inmate property lost or damaged when in control of the Contractor will remain the sole responsibility of the Contractor.

     2.12 The Contractor shall comply with the Department OP-100402 "Smoke- Free Workplace Program" Policy and ensure areas are designated as non-smoking areas.

     2.13 The Contractor shall attend and participate in scheduled meeting/training sessions with the Department of Corrections district office/contract office staff in order to maximize contract performance:

     2.14 The facility shall "employ case managers, trained by the district office, who provide guidance and make appropriate community referrals for employment and budgeting services.

     2.15 Shall insure case managers/counselors, assist the inmates in obtaining employment, ensure that the offender has housing arranged for his/her release, as well as assisting in other pre-release preparatory activities, as well as maintains individual chronological files documenting each inmate's program goals, crew assignment, evaluations, compliance with DOC policies governing classification status, earned credit level, parole board summaries, individual case plans, budgeting, release preparation, place of employment verification checks, programmatic leaves, and any other significant events. This information shall be submitted in a timely manner to the district office for review to ensure accuracy and timeliness of information.

     2.16 Classification actions as a result of programmatic failures or disciplinary action to higher security shall be prepared by the contractor, and forwarded to the district office/host facility within two working days.

     2.17 All inmates shall undergo routine, random, and suspect drug and alcohol testing. At least 5 percent shall be tested monthly and a summary of the results furnished to the contract monitor, according to state policy. Suspect drug and alcohol shall be in addition to the random 5 percent testing. Facilities that show a random drug and alcohol test positive rate of 10% or greater for four testing periods will be required to prepare a detailed interdiction plan which includes a 100% testing of the facility's inmate population.

     2.18 Shall ensure in accordance with DOC OP-120230 that each inmate budgets earned income, and OP-O60211 jobs are monitored and time credits are submitted monthly to the local district office on each inmate in a timely manner.

     2.19 Shall provide all transportation and supervision in accordance with DOC policy OP- 040I I I to medical/counseling appointments for all inmates at University Hospital, Oklahoma City and Griffin Hospital in Norman, as well as appointments scheduled at local medical facilities and doctor's offices; also transportation of all inmates scheduled to

                       AVALON CORRECTIONAL SERVICES, INC.

          appear at the monthly parole board meeting; transportation for program, employment, emergency leaves, to and from the district office and all other activities except from one Department of Corrections facility to another. If the destination point for transported inmates exceeds 50 map miles, one way, the contractor shall be paid an additional fifteen dollars per hour per employee required for transport. Separate billings must be submitted for the travel changes under this section. If the contractor charges for more than one employee per trip, the billing must adequately describe the reason more than one employee was necessary.

     2.20 Contractor shall require inmates to clean their respective living areas to include sweeping, mopping, washing windows, etc: as well as communal group programs such as visiting rooms, group rooms, etc. Inmates may also be used for lawn mowing, trash dumping and minor maintenance of the facility. Nothing contained herein shall prohibit the use of trustees as provided for by law and the payment of inmate pay. Prior to assigning inmates on trustee status to the contractor, the DOC host facility must approve the assignment. The intent is that inmates will not be used in lieu of paid workers.

     2.21 Shall provide information to DOC staff of the arrest of any employee of the halfway house. Effective upon contract signing all of the Contractor's employees who perform regular work at the facility shall be finger printed and a background check conducted by the Oklahoma State Bureau of Investigation at the expense of the Contractor. This check shall occur when an employee is initially hired or upon the effective date of this contract if the facility is operating. Effective upon contract signing all Contractor's employment positions shall have the same minimum qualifications or requirements as in comparable to the office of personnel management positions for the Department. The contractor shall submit a report monthly to the contract monitor that certifies that all personnel employed by the facility comply with this section of the contract and that all new personnel have a completed background investigation.Prior to
          appointment  the  contractor   shall  submit  to  the  Department  the
          credentials of facility senior level management personnel for certification of qualifications. Such certification will not be unreasonably withheld.

     2.22 The contractor will not employ any individual who is under supervision or jurisdiction of any parole, probation, or correctional authority .Persons with previous criminal convictions, but who are not under supervision, may be considered for employment as treatment coaches or counselors; however, the Department of Corrections reserves the right of approval in such cases. Consideration will be given to such factors as criminal history, time elapsed since conviction(s) must be a minimum of six months, and subsequent adjustment in the community.

     2.23 At a minimum, the facility shall continuously maintain accredited status for American Correctional Association Standards for Adult Community Residential Services, Third Edition. Accreditation shall be continuously maintained for the term of this contract and any extensions thereof. Failure to comply shall result in termination of this contract.

                       AVALON CORRECTIONAL SERVICES, INC.

     2.24 The facility shall operate in accordance with and keep Sections 3, 4, 5, 6, 9, 10 and 12 of the Department of Corrections Operations Policies updated as they are issued:

           2.24.1 Specifically, Section 3 policies as listed:

                  OP-030102-Inmate Housing Policy
                  OP-030103-Inmate Job and Program Assignments
                  OP-030118-Visitation
                  OP-030 120-Inmate Property
                  OP-030134-Chemical Abuse Testing
                  OP-031001-Inmate Escorted Leave Program

            2.24.2 Section 4 Policies as listed:

                  OP-040101-Facility Security Standards
                  OP-040103-Standards for Maintaining Permanent Logs OP-040109-Control of Contraband and Physical Evidence OP-040 111--- Transportation

            2.24.3 Section 5 Policies as listed:

                  OP-050l0l-Procedures in the Event of Job Actions or Walkouts by Correctional Staff
                  OP-050102-Departmental and Facility Emergency Plans for Riots, Disturbances and Major Disasters
                  OP-050103-Escape Notification Procedures
                  OP-050104-Emergency Procedures for Utility Failures OP-050108-Use of Force and Reportable Incidents

            2.24.4 Section 6 Policies as listed:
                  OP- 060101-Overview of Case Management:
                  OP- 060103-Custody Assessment procedures
                  OP- 060104-Community Corrections Assessment
                  OP- 060105-Classification Assessment Reviews
                  OP- 060125-Disciplinary Procedures
                  OP- 060204-Inmate Transfers
                  OP- 060205-Pre-Parole Procedures
                  OP- 060211-Inmate Sentence Administration
                  OP- 060212-Maintenance and Access of Offender Records

            2.24.5 Section 9 Policies as listed:
                  OP-090101-Standards for Inmate Programs
                  OP-090106-Assignment of Inmates to Public Works Programs OP-090124-Inmate/Offender Grievance Process
                  OP-090129-Reintegration
                  OP-090131-0ffender Financial Responsibility Program OP-090211-Volunteer Program

                       AVALON CORRECTIONAL SERVICES, INC.

            2.24.6 Section 10 Policies as listed:
                  OP-100402-Smoke-Free Workplace Program

            2.24.7 Section 12 Policies as listed:
                  OP-120202-Inmate Pay Program
                  OP-120230-Inmate Trust Fund

     2.25 The Contractor shall be responsible for the costs of DOC required forms.

     2.26 The facility shall provide office space and equipment/furnishings for the district office/contract monitor staff in close proximity to other administrative offices and reasonably comparable. The office shall have a lock, which is not master keyed and shall be provided with a desk, chairs, access to telephone/fax/computer lines.

     2.27 The facility shall provide restrictive housing (RHU) space for those offenders, in its facility .This space is to be provided within the halfway house by construction of a unit or through the payment to the local city/county jail for the housing of the offender(s). If an inmate, who the contractor deems inappropriate, is placed in RHU the contractor shall notify the district office and the contract monitor the fIrst working day after the inmate is placed in RHU .If an inmate is found to be inappropriate for remaining at the HWH, then the district and the contract monitor will be notified the same working day.

     2.28 Inmates shall enter halfway house status only as approved by the host facility.

     2.29 The contractor shall notify the Department regarding use of force, escapes and serious incidents in accordance with Departmental Operations Policy OP-050108. The facility will notify both the local district office and contract monitor according to policy by telephone of all serious incidents and will fax copies of all reports prepared within 24 hours to the district office and contract office on the forms provided. After business hours, the local district office /contract office will receive the notice and reports via fax.

     2.30 Shall provide services for a program to operate an inmate residential center as authorized in 57 O.S. 1991, Section 563 as amended. Additionally the Contractor shall be responsible for acquiring the necessary Public,Works Contracts to fulfill the needs and requirements of its Public Works inmates (if applicable). Preference shall always be given to honor State Agency contracts first. All Public Works Contracts entered into by the contractor must be approved in writing by the District Supervisor and DOC Legal.( as applicable)

                       AVALON CORRECTIONAL SERVICES, INC.

     2.31 Shall provide public works inmates transportation in staff driven vehicles or ensure transportation by crew supervisors to and from work site location(s) or a common drop off/pick up site as may be agreed upon by the parties and approved by the district office. Shall provide transportation of halfway house inmates in staff driven vehicles to and from prospective job sites, until employment is obtained. If non-traditional work hours are required and public transportation in not available, the halfway house shall provide transportation. Bus tokens or arrangements with employers as agreed by all parties may also be utilized.

     2.32 Shall provide regular and periodic work site inspections and document such inspections in a permanent log.

     2.33 The Contractor shall provide the public works inmates three sets of work clothes, to include a coat, work shoes/boots, caps and gloves. The Contractor shall have 90 days' from the effective date of this contract to comply with this sub-section and clothe inmates in compliance with the Departments community work centers and community corrections centers.

     2.34 The Contractor shall provide all inmates on site for the public works program and those trustees utilized on site for maintenance and food service, monthly pay in accordance with OP-120202, 20% of which must be placed in the inmate's mandatory savings. The Contractor is responsible for negotiating contracts for all Prisoner Public Works crews being maintained by the Halfway House.

     2.35 The Contractor will afford inmates access to reasonable, impartial and non- discriminatory grievance and misconduct procedures addressed in the Departments Operations Policies, including a final level of appeal as provided in this section, Misconduct procedures and penalties must reflect the department's, since it affects security level and classification

          2.35.1 The facility is responsible to respond to grievances and appeals on matters occurring during the inmate's incarceration in the facility, except s entence administration issues and classification to lower or higher security status in accordance with DOC policy.

          2.35.2 Complete, accurate,detailed reports of the disciplinary actions against inmates are provided to the local district office within seven (7) working days of the date the action is finalized or the punishments administered. Administration of the disciplinary sanction which affects time calculation or sentence length must be in accordance with Departmental policy OP-060125 and approved by the local district office supervisor /designee. Loss of earned credits must be approved by the department and may be adjusted.

     2.36 Contractor agrees to maintain general liability insurance and workers compensation insurance in an amount acceptable to DOC for all employees and activities performed under this contract. A certificate of insurance acceptable to DOC will be furnished within 15 days of the execution of this agreement.

                       AVALON CORRECTIONAL SERVICES, INC.

     3.1 Inmate Programs. The Department Programs Administrator and Contract Monitor will approve all programs. All habilitation/rehabilitation programs i.e., substance abuse; self-help, cognitive/behavioral, etc. will target criminogenic needs and the reduction of criminal risk of the inmate. Program participation will be recorded on all participants and submitted monthly per operating standards. Programs, except for education and vo- tech, will be assessed and evaluated by Department staff according to the Correctional Programs Assessment Instrument (CP
          AI). Programs must be assessed as "satisfactory" or above to be an approved program. Corrective action plans must be submitted to the Contract Monitor on programs assessed as less than satisfactory and/or have noted deficiencies. Programs with deficiencies will be reassessed upon completion of the tasks in the corrective action plan, but no later than one year from the date of the corrective action plan for programs with major deficiencies.

     4.   Areas of Performance:

           The general operations of the contractor shall be overseen by the local district office supervisor/designee to include review of classification paperwork, disciplinary actions, attendance of staff meetings, review of policy changes, review of both incoming and outgoing transfer requests and changes in a inmates status on center. The services of the Contractor shall be performed under the general administration of David C. Miller, Chief of Administrative Operations, Oklahoma Department of Corrections. The Contractor will be inspected quarterly and audited annually to ensure the conditions and services are being adequately provided.

     5.   Medical Responsibilities:

          5.1 DOC shall provide all medical, mental health and/or dental services unless DOC approves alternate services or such services are as a result of a medical and/or dental emergency.

               5.1.1 Medical emergency  shall be  defined as danger or threat of the loss of life or extremity.

               5.1.2 Dental emergency  shall be defined as acute problems in the mouth exhibiting symptoms of pain, swelling, bleeding and/ or evaluation of temperature.

          5.2 The Contractor shall notify DOC as prescribed in section 2.29 and the DOC CHSA of any medical/dental emergency .immediately after such emergency or within the first working day after said emergency occurs.

                       AVALON CORRECTIONAL SERVICES, INC.

       6. Payment for Services:

          6.1 The State agrees to pay as compensation for the services provided hereunder a fixed rate of $31.75 times the number of inmate days, excluding date of arrival, in a single monthly payment which may be adjusted in accordance herewith.

          6.2 Pursuant to statute and any amendments thereto, any increase shall not exceed the previous years Consumer Price Index for all Urban Consumers (CPI-U) as prepared by the United States Bureau of Labor Statistics or as otherwise may be provided by State law.

          6.3 DOC shall not be liable for and shall not pay the Contractor for any expenses not herein expressly provided for.

          6.4 The contractor has agreed to a minimum number of 212 inmates that it will accept. Should the number of inmates fall below this number and remain at that level for more than 30 days, the Contractor may at his option, waive the minimum number or give notice of his intent to terminate the contract pursuant to paragraph 6 below.

          6.5 This contract is for an indefinite number of inmates and days. DOC makes no representations or guarantee that the Contractor will house any number of inmates for any amount of time. The State will not pay for any unused beds.

       7. Liquidated Damages Non-Performance Penalties:

          7.1 In the event of non-compliance by the contractor, the State may withhold as liquidated damages the amounts designated in Attachment B from any amounts owed to the contractor. The parties agree that due to the complicated nature of the contractors obligations under this contract it would be difficult to specifically designate a monetary amount for the Breach by the contractor designated in Attachment B as said amounts are likely to be uncertain and not easily proven.

          7.2 The State shall notify the contractor in writing of the Breach and afford 30 days time to cure the breach unless the matter is so serious that immediate correction is needed or unless a longer time period is mutually agreed upon.

          7.3 After the time to cure has passed and the breach continues or remains uncured, the State shall notify the contractor in writing of the amounts to be withheld as liquidated damages.

          7.4 Liquidated damage shall be assessed for each day the Breach remains uncured.

          7.5 The State is not obligated to assess liquidated damages before availing itself of any other remedy.

                       AVALON CORRECTIONAL SERVICES, INC.


     7.6 The State may choose to discontinue liquidated damages and avail itself of any other remedy available under this contract or at law or in equity .

8.   Termination of Convenience:

     Either party may terminate this agreement at any time by giving written notice to the other party of such termination and specifying the effective date thereof at least 30 days prior to the effective date of such termination. Such written notice shall be by registered mail to DOC in care of David C. Miller, Chief Administrative Operations, Oklahoma Department of Corrections, Private Prison Unit 2200 Classen Blvd, Suite 1200, Oklahoma City, OK 73106 and to the Contractor at Avalon Correctional Center 302 West Archer, Tulsa, Oklahoma. Notice given pursuant to the provisions of this paragraph shall be deemed sufficient for all purposes.

9.   Duration of Agreement:

     This contractual Agreement shall be in effect through June 30, 2001, the end of the fiscal year for the State of Oklahoma.

10.  Regulations:

     10.1 This Agreement, all rights and duties arising thereunder shall be governed interpreted and construed according to the provisions of and under the laws of the State of Oklahoma.

     10.2 This document represents the entire agreement between the parties. Any modification, amendment or addition thereto must be in writing, executed by the parties and specifically referencing this Agreement.

     10.3 In accepting this contract the Contractor agrees that their books, records, documents, accounting procedures or any other items relevant to this contract are subject to examination by the other party and the State Auditor and Inspector.

     10.4 The contractor shall perform all the duties herein through its own employees. None of the duties required by this agreement, including restrictive housing space, shall be performed by another contractor or sub-contractor unless the agreement has been first approved in writing by the DOC.

                       AVALON CORRECTIONAL SERVICES, INC.

    In Witness Thereof, the parties have executed this Agreement in triplicate on the

 1st   day of  August
____           _______


Oklahoma Department of Corrections              Contractor




s//Kathy Waters                                  s//Jerry Sunderland
_________________________                        ___________________________
Katy Waters, Deputy Director                     Jerry Sunderland, President
Department of Corrections                        Avalon Correctional Services



Approved as to form:


s//Richard W. Kirby                              s//David C. Miller
_____________________________                    ___________________________
Richard W. Kirby                                 David C. Miller, Chief
General Counsel                                  Administrative Operations

                       AVALON CORRECTIONAL SERVICES, INC.

                          Affidavit of Non Collusion

STATE OF OKLAHOMA  )
                   ) ss
COUNTY OF  Oklahoma)



Jerry Sunderland of lawful age, being first duly sworn, on oath says:

1. (s)he is the duly authorized agent of Southern Correctional Services, Inc. Contractor under the contract which is attached to this statement, for the purpose of certifying the facts pertaining to the giving of things of value to government personnel in order to procure said contract;

2. (s)he is fully aware of the facts and circumstances surrounding the making of the contract to which this statement is attached and has been personally and directly involved in the proceedings leading to the procurement of said contract; and

3. neither the Contractor nor anyone subject to the Contractor's direction or control has paid, given or donated or agreed to pay, give or donate to any officer or employee of the State of Oklahoma any money or other thing of value, either directly or indirectly, in procuring the contract to which this statement is attached.




                                                s// Jerry Sunderland, President
                                                ___________________________
                                                (Name/Title)




Subscribed and sworn to before me this 20 day of July, 2000


                                               s// Beverly A. Porter
                                               _________________________________
                                               Notary Public (or Clerk or Judge)



(Seal)

                       AVALON CORRECTIONAL SREVICES, INC.

                                 APPENDIX B

                              LIQUIDATED DAMAGES

Liquidated damages for each day of a breach will be calculated as follows:

                             V x B x $15.00 when

                      V = Relative value of Service Area
                       B = Relative value of the Branch

Service Area 1: Value = 5: Security and Control, ACA Accreditation, Health Services, Use of Force, Escapes, Contract Monitoring,


Operator Breach                               B
Failure to Provide Service                    5
Failure to Document                           2
Failure to Report                             2
Failure to Comply with Other                  5
   Applicable Requirements


Service Area 2: Value = 4: Sanitation and Hygiene, Food Service, Mail, Religion, Access to Court, Inmate Discipline, Grievance, Visitation, Records and Reports, Employee Qualifications & Training


Operator Breach                               B
Failure to Provide Service                    4
Failure to Document                           2
Failure to Report                             2
Failure to Comply with Other                  4
    Applicable Requirements

Service Area 3: Value = 3: Operating Standards, Transportation, Maintenance, Repairs and Replacements, Inmate Work, Academic & Vocational Training, Sentence Computation Data, Classification & Case Management, Commissary, Policies/Procedures/Post Orders, Inmate Management Fund/Bank Accounts

                       AVALON CORRECTIONAL SERVICES, INC

Operator Breach                               B

Failure to Provide Service                    3
Failure to Document                           1
Failure to Report                             1
Failure to Comply with Other                  3
     Applicable Requirements



                            APPENDIX B (continued)

Service Area 4: Value + 2: Laundry and Inmate Clothing, Telecommunications, Supplies/Perishables, Recreation



Operator Branch                               B
Failure to Provide Service                    3
Failure to Document                           1
Failure to Report                             1
Failure to Comply with Order                  3
    Applicable Requirements

                       AVALON CORRECTIONAL SERVICES, INC.

                                  EXTENSION OF
                         HALFWAY HOUSE SERVICE CONTRACT

                                (Revised 6-4-01)

     This contract, made and entered into July 1, 2000, by and between the Oklahoma Department of Corrections, hereinafter "DOC", acting pursuant to the provisions of 57 O.S. 1991, Section 561 as amended, and Southern Correctional Systems, Inc, hereinafter "Contractor".

                               W I T N E S S E T H

     Whereas, DOC has previously entered into an agreement with the above named Contractor, to provide Halfway House services to the inmates under DOC's care and custody. The original agreement was dated the 1st of July 2000, and

     Whereas, the expiration date of this contract is the 30th day of June, 2001, the last day of DOC's current fiscal year and

     Whereas, because of the circumstances beyond the control of the Contractor and DOC it is not possible for new contracts to be executed and processed before the expiration of the current contracts.

     Now, therefore, in consideration of the mutual covenants and promises hereinafter set forth, the parties agree as follows:

                                       -1-

     The above named Contractor agrees to extend the current contract with DOC for Halfway House services until a new contract for Fiscal Year 2002 can be executed and processed.

                                       -2-

     The terms, conditions and duties of both parties shall be the same during the period this extension is in place


                                       -3-

     The extension shall be effective from the 30th day of June 2001 and shall expire upon the execution of a new contract or 30 days notice of termination as provided for in the original agreement is given by either party.


                                       -4-

      In accepting this contract the Contractor agrees that its books, documents, accounting procedures or any other items relevant to this contract are subject to examination by the other party and the State Auditor and Inspector.

                       AVALON CORRECTIONAL SERVICES, INC.


      In Witness Thereof, the parties have executed this Agreement in triplicate on the day and year first written above.


Oklahoma Department of Corrections              Halfway House

s//Justin Jones, Deputy Director                s// Mary L. Livers
____________________________________            ____________________________
Justin Jones, Deputy Director                         Contractor
Probation, Parole and Community Sentencing



Approved:

s// Ross Johnson
____________________________________
Ross Johnson, Assistant General Counsel