Form 10QSB
period 2002-03-31
AVALON CORRECTIONAL SERVICES INC
filed 2002-05-14
CIK 872202

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

              QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 2002


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

                              Yes    X    No ___

As of April 30, 2002, 4,891,301 shares of the issuer's Class A common stock, par value $.001, were issued and outstanding.

        Transitional Small Business Disclosure Format: Yes ___; No X .

                       PART I - FINANCIAL INFORMATION
             AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)


                                                 March 31,         December 31,
                                                   2002               2001
                                             ------------- --- ---------------
ASSETS
Current assets:
  Cash and cash equivalents                  $   1,537,000     $     2,389,000
  Related party receivables                        110,000             161,000
  Accounts receivable, net                       2,951,000           2,611,000
  Prepaid expenses and other                      $343,000             239,000
                                             ------------- --- ---------------
      Total current assets                   $   4,941,000     $     5,400,000
Property and equipment, net                     30,199,000          30,414,000
Other assets                                     4,165,000           4,273,000
                                             ------------- --- ---------------
      Total assets                           $  39,305,000     $    40,087,000
                                             ============= === ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable, accrued liabilities
     and other                               $  1,601,000      $     2,170,000
Current  maturities of long-term debt           2,347,000            2,545,000
                                             ------------- --- ---------------
      Total current liabilities              $  3,948,000      $     4,715,000
Long-term debt, less current maturities        22,141,000           22,547,000
Convertible debentures                          3,850,000            3,850,000
Redeemable common stock, $.001 par value
     1,622,448 shares issued and outstanding    3,532,000            3,470,000
Stockholders' equity:
  Common stock: par value $.001; 24,000,000
        shares authorized; 4,866,886 and
        4,847,624 shares issued and
        outstanding in 2002 and 2001,
        respectively, less 1,622,448 shares
        subject to repurchase in 2002 and 2001      3,000                3,000

  Preferred stock; par value $.001; 1,000,000
        shares authorized; none issued                 ---                 ---
  Paid-In capital                                7,505,000           7,536,000
  Accumulated deficit                           (1,674,000)         (2,034,000)
                                             ------------- --- ---------------
      Total liabilities and stockholders'
         equity                             $  39,305,000      $    40,087,000
                                             ============= === ===============




The  accompanying  notes are an integral  part of these  consolidated  financial statements.

           AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)


                                                    Three Months Ended
                                                         March 31,

                                                   2002          2001
                                               ------------ --------------
Revenues                                       $  6,625,000 $    5,949,000
                                               ------------ --------------
Costs and expenses
  Direct operating                                4,468,000      4,043,000
  General and administrative                        512,000        442,000
  Depreciation and amortization                     495,000        395,000
  Interest expense                                  654,000        825,000
                                               ------------ --------------
Income from operations
  before income tax expense                    $    496,000 $      244,000
  Income tax expense                                135,000            ---
                                               ------------ --------------
Net income                                     $    361,000 $      244,000
                                               ============ ==============
Basic income per share:
Net income per share, basic                    $       0.07 $         0.05
                                               ============ ==============
Weighted average number of common and
    common equivalent shares outstanding, basic   4,847,938      4,765,630
                                               ============ ==============

Diluted income per share:
Net income per share, diluted                  $       0.07 $         0.05
                                               ============ ==============
Weighted average number of common and
    common equivalent shares outstanding,
    diluted                                       6,485,099      4,765,630
                                               ============ ==============


The  accompanying  notes are an integral  part of these  consolidated  financial statements.

            AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOW
                                (Unaudited)

                                            For the three months ended March 31,
                                                   2002                2001
                                             --------------- -- ----------------
OPERATING ACTIVITIES:
  Net income                                 $       361,000    $        244,000
  Adjustments to reconcile net income to
    net cash provided by operating activities
         Depreciation                                495,000             303,000
         Amortization of debt issue costs             79,000             139,000
  Changes in operating assets and liabilities
         Decrease (increase) in -
           Accounts receivable                     (289,000)           1,351,000
           Prepaid expenses and other              (219,000)            (56,000)
         Decrease in accounts payable,
            accrued liabilities and other          (569,000)           (451,000)
                                             --------------- -- ----------------
         Net cash provided by (used for)
          operating activities                     (142,000)    $      1,530,000
                                             --------------- -- ----------------
INVESTING ACTIVITIES:
     Capital Expenditures                    $     (137,000)    $       (39,000)
                                             --------------- -- ----------------
     Net cash used in investing activities   $     (137,000)    $       (39,000)
                                             --------------- -- ----------------
FINANCING ACTIVITIES:
     Proceeds from borrowings                $     7,092,000    $      6,849,000
     Repayment of borrowings                     (7,696,000)         (8,123,000)
     Proceeds from option exercise                    31,000                 ---
                                             --------------- -- ----------------
     Net cash used for financing activities  $     (573,000)    $    (1,274,000)
                                             --------------- -- ----------------
NET INCREASE (DECREASE) IN CASH              $     (852,000)    $        217,000
CASH, BEGINNING OF PERIOD                          2,389,000             726,000
                                             --------------- -- ----------------
CASH, END OF PERIOD                          $     1,537,000    $        943,000
                                             =============== == ================





The  accompanying  notes are an integral  part of these  consolidated  financial statements.

            AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business -

     Avalon Correctional Services, Inc. ("Avalon" or the "Company") is an owner and operator of private community correctional services. Avalon specializes in privatized community correctional facilities and correctional programming. Avalon is currently operating in Oklahoma, Texas and Colorado with plans to significantly expand into additional states. Avalon's business strategy is designed to elevate the Company into a dominant provider of community correctional services by expanding its operations through new state and Federal contracts and selective acquisitions. Avalon owns a 300-bed community corrections facility in Oklahoma City, Oklahoma; a 320-bed community corrections facility in Tulsa, Oklahoma; a 150-bed community corrections facility in Tulsa, Oklahoma; a 150-bed medium security facility in El Paso, Texas; a 300-bed medium security facility in El Paso, Texas; a 180- bed community corrections facility on leased land in Del Valle, Texas; a 160-bed medium security juvenile facility in Union City, Oklahoma; a 139-bed community corrections facility in Henderson, Colorado; and a 307-bed multi-use community corrections facility in Greeley, Colorado. Avalon also operates three programs in leased facilities: a 352- bed intermediate sanction unit in Tulsa, Oklahoma; a 36-bed community corrections facility in Denver, Colorado; and a day reporting center in Northglenn, Colorado. The Colorado community corrections programs also provide non-residential services to approximately 385 offenders in the State of Colorado.

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

 Concentrations of Credit Risk -

     Financial instruments potentially subjecting the Company to concentrations of credit risk consist principally of temporary cash investments, accounts receivable and notes receivable. The Company places its temporary cash investments with high credit quality financial institutions and money market funds and limits the amount of credit exposure to any one institution or fund. Concentrations of credit risk with respect to accounts receivable are limited due to the fact that a significant portion of the Company's receivables is from government agencies. The Company maintains an allowance for doubtful accounts for potential credit losses. The allowance for doubtful accounts at each March 31, 2002 and December 31, 2001 was $27,000.

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

                  Buildings and Improvements            10 to 40 Years
                  Furniture and Equipment                 5 to 7 Years
                  Transportation Equipment               2 to 15 Years

     Impairment losses are recorded on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. Impairment losses are recognized based upon the estimated fair value of the asset when required.

Income Taxes -

     Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. Valuation allowances are established by management when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities. The Company's effective rate differs from the statutory rate of thirty-four percent due to the utilization of net operating loss carryforwards.

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

Net Income Per Common Share -

     Basic net income per share has been computed on the basis of weighted average shares outstanding during each period. Diluted income per share has been computed based on the assumption that all dilutive options and warrants are exercised using the treasury stock method. The dilutive effect of convertible obligations is determined using the if-converted method.

Interim Financial Statements  -

     The consolidated balance sheet as of March 31, 2002 and the statements of operations and cash flows for the three months ended March 31, 2002 and 2001 are unaudited and, in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the financial position as of such date and the results of operations and cash flows for the period then ended. All such adjustments are of a normal and recurring nature.

     The financial statements included herein have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the December 31, 2001 Form 10-KSB filing. Footnote disclosures which would substantially duplicate the disclosure contained in the most recent annual report on Form 10-KSB have been condensed or omitted. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the entire year ended December 31, 2002.

NOTE 2.  LONG-TERM DEBT

   Long-term debt consists of the following:
                                                      March 31,     December 31,

                                                        2002           2001
                                                     -----------    -----------
Revolving line of credit with finance company,
 collateralized by accounts receivable, with
 interest at 1% over prime (effective rate of 5.0%
 at March 31, 2002); due Feb. 2003                   $   369,000    $   495,000

  transportation equipment, due in installments
  through October 2019 with interest ranging
  from 1.90% to 10.85%.                                  691,000        699,000

Notes payable to banks and finance companies,
  collateralized by land, buildings, and
  improvements due in installments through
  through February 2005 with interest ranging
  from 4.40% to 11%                                   13,186,000     13,644,000

Note payable to an investment company,
  uncollateralized with interest at 12.5%,
  due in four installments beginning
  in 2005, including original issue premium           10,242,000     10,254,000
                                                     -----------    -----------
                                                     $24,488,000    $25,092,000
Less - current maturities                             (2,347,000)   $(2,545,000)
                                                     -----------    -----------
                                                     $22,141,000    $22,547,000
                                                     ===========    ===========


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

NOTE 3.  CONVERTIBLE DEBENTURES

     The Company completed a private placement of $4,150,000 of convertible debentures on September 12, 1997. The convertible debentures bear interest at 7.5% and mature on September 12, 2007. The Company may redeem the convertible debentures at any time after May, 2000 at 106.5% of principal, declining to 100% at maturity. The convertible debentures are convertible into common stock at $3.00 per share at any time until their maturity. The convertible debenture holders signed agreements to subordinate the debentures to the $10,000,000 face value note issued on September 16, 1998.

NOTE 4.  STOCKHOLDERS' EQUITY

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

     The options generally vest within five years and have a ten-year expiration period. The Company amended its Plan on December 1, 1996, increasing the number of shares available under the Plan to 600,000. Non-statutory options have been granted providing for the issuance of 505,798 shares of Class A common stock at exercise prices ranging from $1.50 to $4.25 per share. Options providing for the issuance of 418,280 shares were exercisable at March 31, 2002.

NOTE 6.  LITIGATION

     The Company is a party to litigation arising in the normal course of business. Management believes that the ultimate outcome of these matters will not have a material effect on the Company's financial condition or results of operations.

 7.  EARNINGS PER SHARE

     The following table sets forth the computation of income per share and income per share assuming dilution.

                                                      Three months ended
                                                             March 31,

                                                      2002          2001
                                                    ---------     ---------
Numerator:
     Net income - basic                           $    361,000  $    244,000
     Effect of dilutive securities:
     - interest reduction on assumed debenture
       conversions                                      72,000           ---
                                                     ---------     ---------
Numerator for earnings per share diluted          $    433,000   $   244,000
                                                     =========     =========
Denominator for earnings per share:
     Weighted average shares outstanding - basic 4,847,938 4,765,630 Effect of dilutive securities:
     - debenture conversions                         1,283,333           ---
     - stock options                                   104,904           ---
     - stock warrants                                  248,924           ---
                                                     ---------     ---------
Denominator for earnings per share diluted           6,485,099     4,765,630
                                                     =========     =========
Income per share, basic                           $       0.07   $      0.05
                                                     =========     =========
Income per share, diluted                         $       0.07   $      0.05
                                                     =========     =========

     Outstanding options and warrants of 268,039 and 939,419 for the periods ended March 31, 2002 and 2001, respectively, have been excluded from the above calculations as they would be anti-dilutive.

8.  INTANGIBLE ASSETS - ADOPTION OF STATEMENT 142

     The following table presents the effects of Statement of Financial Accounting Standards (SFAS) Number 142 as if the statement has been adopted for all prior presented periods. The amortization expense and net income of Avalon Correctional Services for the presented periods follow:

                                                          Three months ended
                                                                March 31,

                                                            2002       2001
                                                         ---------   ---------
Reported net income                                    $   361,000  $  244,000

Add back: Intangible assets amortization                      ---       56,000
                                                         ---------   ---------
Adjusted net income                                     $   361,000    300,000
                                                         =========   =========


Basic earnings per share:

  Reported net income                                 $         .07        .05

  Intangible assets amortization                                ---        .01
                                                          ---------   ---------
  Adjusted net income                                 $         .07        .06
                                                          =========   =========

Diluted earnings per share:

  Reported net income                                 $         .07        .05

  Intangible assets amortization                                ---        .01
                                                          ---------   ---------
  Adjusted net income                                 $         .07        .06
                                                          =========   =========

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

     The Company had approximately $3.5 million of cash and revolving credit available for new projects at March 31, 2002. The Company believes it has adequate cash reserves and cash flow from operations to meet its current cash requirements. The Company expects current contracts to generate sufficient income to increase cash reserves, while minimizing income taxes through the utilization of tax loss carryforwards.

     The Company secured an $18 million senior credit facility with Fleet Capital Corporation in February 1999. The credit facility with Fleet Capital Corporation was amended in December of 1999 to provide for a credit facility consisting of a $13.5 million term loan and a revolving line of credit equal to the lesser of $3 million or 80% of eligible accounts receivable. The credit facility matures in February 2003 and the Company is currently completing the documentation for renewal of the credit facility for an additional two year period.

Results of Operations -

Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001.

     Total revenues increased by 11% to $6.63 million for the three months ended March 31, 2002 from $5.95 million for the three months ended March 31, 2001. The increase was a result of overall increased offender census, the opening of the Riverside Intermediate Sanction Unit in December 2001, and the acquisition of the Austin Transitional Center in December 2001.

     The Company had net income for the three months ended March 31, 2002 of $305,000 or $.06 basic and diluted income per share, as compared to net income for the three months ended March 31, 2001 of $244,000 or $.05 basic and diluted earnings per share. The Company's significant improvement was the result of overall higher offender populations.

     Earnings before interest, taxes, depreciation, and amortization (EBITDA) increased 12% for the three months ended March 31, 2002 to $1,645,000 compared to $1,464,000 for the three months ended March 31, 2001.

     Corporate. General and administrative expenses increased to $512,000 for the three months ended March 31, 2002 from $442,000 for the three months ended March 31, 2001. General and administrative expenses represented 7.7 % of revenues in the first quarter of 2002 and 7.4% of revenues for the first quarter of 2001. General and administrative expenses increased primarily due to increased staffing for the Company's new contracts and acquisitions. The decrease in interest expense of $171,000 for the three months ended March 31, 2002 over the first quarter of 2001 resulted from lower interest rates. Depreciation and amortization expenses have increased commensurate with the growth of the correctional operations.

Critical Accounting Policies -

     Revenues. Many states and other governmental agencies are experiencing budgetary pressures that could effect future revenues of the Company as a result of the current economic downturn. Governmental agencies may look first at reducing payments to outside contracting companies to maintain the level of expenditures at the government agency, rather than looking for the most cost-effective services available. The Company could experience reductions in revenues as a consequence of contracting agencies reducing the bed utilization in the Company's facilities. The Companies current and future accounts receivable are not impaired by any potential reduction and accordingly, a reserve cannot be established to offset future downturns.

     Liquidity. Avalon's loan facility with Fleet Capital Corporation is scheduled to expire in February, 2003. The Company has received an offer from Fleet Capital Corporation to extend the loan for an additional two years. The documentation of this renewal is not complete at this time, however the Company believes the renewal will be completed in the near future. The Company believes it can find a suitable replacement credit facility on comparable terms should for any reason the Fleet Capital Corporation agreement not be completed. The Company would have insufficient cash reserves to meet this obligation should the Fleet Capital Corporation agreement not be completed and an acceptable alternative lending arrangement not be secured. The total amount due to Fleet at the end of the quarter was $12,459,000.

     Intangible assets. Three of Avalon's facilities - the Avalon Correctional Center, The Villa at Greeley, and the Phoenix Center - have intangible assets on their books representing the value allocated to the operating contracts at the time of their acquisition. These intangible assets are being amortized over a twenty-year period. Financial Accounting Standards Board SFAS 142 requires that assets such as these with life spans estimated to be indefinite, can no longer be amortized. If the intangible assets are shown to be impaired in some future period, they will have to be written down to their new value, all in the period where the impairment is ascertained. The Company's intangible assets total $1,800,000 at the end of the quarter. A complete write-down of the balance would most likely eliminate all profit for that year, although the liquidity of the Company would not be affected. An impairment results in a non-cash charge to earnings but does not affect cash flows.

     Equity valuation. 1,622,448 shares of the Company's stock (approximately one-third) have a put attached which becomes active in 2003. This put is redeemable under certain circumstances at the holder's option and requires the Company to purchase the stock at the market value. The stock is recorded on the Company's books at an estimated redemption value and is updated quarterly. This estimated price will become more volatile as the redemption date draws nearer, and will ultimately track the price of the stock. This change in stock value is offset by an equal change to Paid-in Capital, and could possibly hinder the Company's ability to market its stock.

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



Date:   May 3, 2002                 AVALON CORRECTIONAL SERVICES, INC.





                                    By:  s//Donald E. Smith
                                       ----------------------------------------
                                       Donald E. Smith, Chief Executive Officer



                                    By:  S//Lloyd Lovely
                                       ----------------------------------------
                                       Lloyd Lovely, Vice President of Finance