Form 10QSB
period 2002-06-30
AVALON CORRECTIONAL SERVICES INC
filed 2002-08-14
CIK 872202

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002


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

                                            Yes    X          No ___

      As of August 9, 2002, 4,895,002 shares of the issuer's Class A common stock, par value $.001, were issued and outstanding.

         Transitional Small Business Disclosure Format: Yes ___; No X .

                         PART I - FINANCIAL INFORMATION
               AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                        June 30,    December 31,
                                                         2002          2001
                                                  ------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                       $   2,072,000   $   2,389,000
   Related party receivables                              49,000         161,000
   Accounts receivable, net                            2,528,000       2,611,000
   Prepaid expenses and other                            361,000         239,000
                                                   -----------------------------
         Total current assets                      $   5,010,000   $   5,400,000
Property and equipment, net                           30,071,000      30,414,000
Other assets                                           4,052,000       4,273,000
                                                   -----------------------------
         Total assets                              $  39,133,000   $  40,087,000
                                                   =============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable, accrued liabilities
    and other                                      $  1,644,000    $   2,170,000
   Current maturities of long term debt               2,329,000        2,545,000
                                                  ------------------------------
         Total current liabilities                 $  3,973,000    $   4,715,000
Long-term debt, less current maturities              21,595,000       22,547,000
Convertible debentures                                3,850,000        3,850,000
Redeemable common stock, $.001 par value
     1,622,448 shares issued and outstanding          3,580,000        3,470,000
Stockholders' equity:
  Common stock: Par value $.001; 24,000,000 shares
        authorized; 4,892,961 and 4,847,624 shares
        issued and outstanding, less 1,622,448
        shares subject to repurchase                      3,000            3,000

    Preferred stock; par value $.001; 1,000,000
          shares authorized; none issued                    ---              ---
   Paid-in capital                                    7,500,000        7,536,000
   Accumulated deficit                               (1,368,000)     (2,034,000)
                                                   -----------------------------
     Total liabilities and stockholders' equity    $ 39,133,000    $  40,087,000
                                                  ==============================






        The accompanying notes are an integral part of these consolidated financial statements.

                             AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (Unaudited)

                                                          Three Months Ended                Six Months Ended
                                                               June 30,                         June 30,
                                                         2002             2001            2002             2001
                                                   ---------------- ---------------- ---------------  ---------------
Revenues                                           $      6,744,000 $      6,315,000 $    13,369,000  $    12,264,000
                                                   ---------------- ---------------- ---------------  ---------------
Costs and expenses
   Direct operating                                $      4,649,000 $      4,482,000 $     9,117,000  $     8,525,000
   General and administrative                               565,000          308,000       1,077,000          750,000
   Depreciation and amortization                            494,000          464,000         989,000          859,000
   Interest expense                                         641,000          756,000       1,295,000        1,580,000
                                                   ---------------- ---------------- ---------------  ---------------
Income from operations
   before income tax expense                       $        395,000 $        306,000 $       891,000  $       550,000
   Income tax expense                                        90,000              ---         225,000              ---
                                                   ---------------- ---------------- ---------------  ---------------
Net income                                         $        305,000 $        306,000 $       666,000  $       550,000
                                                   ================ ================ ===============  ===============

Basic income per share:
Net income per share, basic                        $           0.06 $           0.06 $          0.14  $          0.11
                                                   ================ ================ ===============  ===============
Weighted average number of common and
 common equivalent shares outstanding, basic              4,888,598        4,779,260       4,868,380        4,772,482
                                                   ================ ================ ===============  ===============

Diluted income per share:
Net income per share, diluted                      $           0.06 $           0.06 $          0.12  $          0.11
                                                   ================ ================ ===============  ===============
Weighted average number of common and
 common equivalent shares outstanding                     6,567,686        5,097,166       6,522,510        4,920,664
                                                   ================ ================ ===============  ===============






        The accompanying notes are an integral part of these consolidated financial statements.

               AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                               For the six months ended June 30,
                                                            2002            2001
                                               ---------------------------------
OPERATING ACTIVITIES:
   Net income                                        $   666,000     $   550,000
   Adjustments to reconcile net income to
     net cash provided by operating activities
          Depreciation                                   989,000         577,000
        Amortization of debt issue costs                 163,000         124,000
         Changes in operating assets and
         liabilities
            Decrease (increase) in -
              Accounts receivable                        195,000       1,433,000
              Prepaid expenses and other                (318,000)      (118,000)
           Increase (decrease) in accounts
           payable,
               accrued liabilities and other            (526,000)        155,000
                                                      --------------------------
        Net cash provided by operating activities   $  1,169,000    $  2,721,000
                                                      --------------------------
INVESTING ACTIVITIES:
     Capital expenditures                           $   (393,000)   $  (214,000)
                                                      --------------------------
        Net cash used in investing activities       $   (393,000)   $  (214,000)
                                                      --------------------------
FINANCING ACTIVITIES:
     Proceeds from borrowings                          14,004,000     13,337,000
     Repayment of borrowings                         (15,171,000)   (15,231,000)
     Proceeds from warrant and option exercise             74,000         87,000
                                                      --------------------------
        Net cash used in financing activities       $ (1,093,000)   $(1,807,000)
                                                      --------------------------
NET INCREASE (DECREASE) IN CASH                     $   (317,000)   $    700,000
CASH, BEGINNING OF PERIOD                               2,389,000        726,000
                                                      --------------------------
CASH, END OF PERIOD                                 $   2,072,000   $  1,426,000
                                                       =========================







        The accompanying notes are an integral part of these consolidated financial statements.

               AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     This document contains statements that are not historical but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These include statements regarding the expectations, beliefs, intentions, or strategies for the future. The Company intends that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many uncertainties and risks which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward- looking statements. Examples of such uncertainties and risks include, but are not limited to: fluctuations in occupancy levels and labor costs; the ability to secure both new contracts and the renewal of existing contracts; the availability and cost of financing to redeem common shares and to expand our business; and public resistance to privatization. Additional risk factors include those discussed in reports filed by the Company from time to time on Forms 10-K, 10-Q, and 8-K. The company does not undertake any obligation to update any forward-looking statements.

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business -

     Avalon Correctional Services, Inc. ("Avalon" or the "Company") is an owner and operator of private community correctional facilities. Avalon specializes in privatized community correctional facilities and correctional programming. Avalon is currently operating in Oklahoma, Texas and Colorado with plans to significantly expand into additional states. Avalon's business strategy is designed to elevate the Company into a dominant provider of community correctional services by expanding its operations through new state and Federal contracts and selective acquisitions. Avalon owns a 300-bed community corrections facility in Oklahoma City, Oklahoma; a 320-bed community corrections facility in Tulsa, Oklahoma; a 150-bed community corrections facility in Tulsa, Oklahoma; a 150-bed medium security facility in El Paso, Texas; a 300-bed medium security facility in El Paso, Texas; a 180- bed community corrections facility on leased land in Del Valle, Texas; a 160-bed medium security juvenile facility in Union City, Oklahoma; a 139-bed community corrections facility in Henderson, Colorado; and a 307-bed multi-use community corrections facility in Greeley, Colorado. Avalon also operates three programs in leased facilities: a 352- bed intermediate sanction unit in Tulsa, Oklahoma; a 35-bed community corrections facility in Denver, Colorado; and a day reporting center in Northglen, Colorado. The Colorado community corrections programs also provide non- residential services to approximately 176 offenders in the State of Colorado.

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

 Concentrations of Credit Risk -

     Financial instruments potentially subjecting the Company to concentrations of credit risk consist principally of temporary cash investments, accounts receivable and notes receivable. The Company places its temporary cash investments with high credit quality financial institutions and money market funds and limits the amount of credit exposure to any one institution or fund. Concentrations of credit risk with respect to accounts receivable are limited due to the fact that a significant portion of the Company's receivables is from government agencies. The Company maintains an allowance for doubtful accounts for potential credit losses. The allowance for doubtful accounts at June 30, 2002 and December 31, 2001 was $21,000 and $27,000, respectively.

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

Income Taxes -

     Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. Valuation allowances are established by management when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities. The Company's effective rate differs from the statutory rate of thirty-four percent due to the utilization of net operating loss carryforwards.

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

     The consolidated balance sheet as of June 30, 2002, the statements of operations for the three months and six months ended June 30, 2002 and 2001, and the statement of cash flows for the six months ended June 30, 2002 and 2001 are unaudited and, in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the financial position as of such date and the results of operations and cash flows for the period then ended. All such adjustments are of a normal and recurring nature.

     The financial statements included herein have been prepared in conformity with accounting principles generally accepted in the United States and should be read in conjunction with the December 31, 2001 Form 10-KSB filing. Footnote disclosures which would substantially duplicate the disclosure contained in the most recent annual report on Form 10-KSB have been condensed or omitted. The results of operations for the three months and six months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the entire year ended December 31, 2002.

NOTE 2.  LONG-TERM DEBT

     Long-term debt consists of the following:
                                                                        June 30,     December 31,

                                                                          2002           2001
                                                                       ----------    -----------
Revolving line of credit with finance company, collateralized by accounts receivable, with interest at 0.25% over prime
    (effective rate of 5.0% at June 30, 2002); due Feb 2005.       $     321,000   $    495,000
Notes payable to banks, collateralized by transportation
    equipment, due in installments through October 2019
    with interest ranging from 0.00% to 10.85%.                          650,000        699,000
Notes payable to banks and finance companies, collateralized by land, buildings, and improvements due in installments through
    February 2005 with interest ranging from 3.84% to 11.00%.         12,724,000     13,644,000
Note payable to an investment company, uncollateralized
    with interest at 12.5%, due in four installments beginning
    in 2005, including original issue premium                         10,229,000     10,254,000
                                                                      ----------    -----------
                                                                   $  23,924,000   $ 25,092,000
Less - current maturities                                          $ (2,329,000)   $ (2,545,000)
                                                                   -------------   -------------
                                                                   $  21,595,000   $ 22,547,000
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

     The options generally vest within five years and have a ten year expiration period. The Company amended its Plan on December 1, 1996, increasing the number of shares available under the Plan to 600,000. Non-statutory options have been granted providing for the issuance of 512,398 shares of Class A common stock at exercise prices ranging from $1.50 to $4.25 per share. Options providing for the issuance of 422,428 shares were exercisable at June 30, 2002.

NOTE 6.  LITIGATION

     The Company is a party to litigation arising in the normal course of business. Management believes that the ultimate outcome of these matters will not have a material effect on the Company's financial condition or results of operations.

NOTE 7.  EARNINGS PER SHARE

     The following table sets forth the computation of income per share and income per share assuming dilution.

                                                             Three months ended                    Six months ended
                                                                  June 30,                             June 30,
                                                            2002              2001               2002              2001
                                                        ------------      ------------       ------------      ------------
Numerator:
   Net income - basic                                $       305,000    $      306,000    $       666,000   $       550,000
   Effect of dilutive securities:
    - interest reduction on assumed debenture
      conversions                                             72,000               ---            144,000               ---
                                                        ------------      ------------       ------------      ------------
Numerator for earnings per share, diluted            $       377,000    $      306,000    $       810,000   $       550,000
                                                        ============      ============       ============      ============
Denominator for earnings per share:
   Weighted average shares outstanding - basic             4,888,598         4,779,260          4,868,380         4,772,482
   Effect of dilutive securities:
    - debenture conversions                                1,283,333               ---          1,283,333               ---
    - stock options                                          118,445            98,254            107,810            26,573
    - stock warrants                                         277,311           219,652            262,987           121,609
                                                        ------------      ------------       ------------      ------------
Denominator for earnings per share, diluted                6,567,686         5,097,166          6,522,510         4,920,664
                                                        ============      ============       ============      ============
Income per share, basic                              $          0.06    $         0.06    $          0.14   $          0.11
                                                        ============      ============       ============      ============
Income per share, diluted                            $          0.06    $         0.06    $          0.12   $          0.11
                                                        ============      ============       ============      ============

     Outstanding options and warrants of 243,539 and 508,539 for the periods ended June 30, 2002 and 2001, respectively, have been excluded from the above calculations as they would be anti-dilutive.

8. INTANGIBLE ASSETS - ADOPTION OF STATEMENT 142

     The following table presents the effects of Statement of Financial Accounting Standards (SFAS) Number 142 as if the statement had been adopted for all prior periods presented. The amortization expense and net income of Avalon Correctional Services for the presented periods follow:

                                                            Three months ended                    Six months ended
                                                                June 30,                               June 30,
                                                          2002               2001               2002                2001
                                                   --------------      -------------      -------------      --------------
Reported net income                              $        305,000   $        306,000    $       666,000    $        550,000
Add back: Intangible assets amortization                      ---             57,000                ---             113,000
                                                   --------------      -------------      -------------      --------------
Adjusted net income                              $        305,000   $        363,000    $       666,000    $        663,000
                                                   ==============      =============      =============      ==============

Basic earnings per share:
     Reported net income                         $            .06   $            .06    $           .14    $            .11
     Intangible assets amortization                           ---                .01                ---                 .02
                                                   --------------      -------------      -------------      --------------
     Adjusted net income                         $            .06   $            .07    $           .14    $            .13
                                                   ==============      =============      =============      ==============
Diluted earnings per share:
     Reported net income                         $            .06   $            .06    $           .12    $            .11
     Intangible assets amortization                           ---                .01                ---                 .02
                                                   --------------      -------------      -------------      --------------
     Adjusted net income                         $            .06   $            .07    $           .12    $            .13
                                                   ==============      =============      =============      ==============

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

     The Company had approximately $4.1 million of cash and revolving credit available for new projects at June 30, 2002. The Company believes it has adequate cash reserves and cash flow from operations to meet its current cash requirements. The Company expects current contracts to generate sufficient income to increase cash reserves, while minimizing income taxes through the utilization of tax loss carryforwards.

     The Company secured an $18 million senior credit facility with Fleet Capital Corporation in February 1999. The credit facility with Fleet Capital Corporation was amended in December 1999 to provide for a credit facility consisting of a $13.5 million term loan and a revolving line of credit equal to the lesser of $3 million or 80% of eligible accounts receivable for working capital. While this amount is adequate for the foreseeable future, additional
Company growth or a slowdown in revenue collections may require additional working capital. The Fleet loan facility contains financial covenants that require the Company to maintain certain earnings levels, limit capital expenditures, and maintain ratios relating to fixed charges, liabilities to tangible net worth, and total indebtedness. The total amount due to Fleet at the end of the quarter was $12,055,000. The credit facility matures in February 2005.

Results of Operations -

Three  Months  Ended June 30, 2002  Compared to the Three  Months Ended June 30,
2001.

     The Company's revenues increased by 7% to $6.74 million for the three months ended June 30, 2002 from $6.32 million for the three months ended June 30, 2001. The increased revenues were a result of increased offender census, the acquisition of the Austin Treatment Center in December 2001, and the expansion of the Phoenix Center in Colorado in February 2002. Earnings before interest, taxes, depreciation, and amortization for the three months ended June 30, 2002 were $1,530,000 compared to $1,526,000 for the three months ended June 30, 2001. The new Riverside Intermediate Sanction Unit, which is still ramping up to operating capacity, recognized losses of approximately $115,000 during the three months ended June 30,2002.

     The Company's net income was $305,000 for the three months ended June 30, 2002 and $306,000 for the three months ended June 30, 2001. The Company began recording a provision for income taxes in 2002 and recorded a provision of $90,000 for the three months ended June 30, 2002. A provision for income taxes was not recorded for the three months ended June 30, 2001, due to the utilization of a tax loss carryforward. The earnings per share were $.06 basic and diluted for the three months ended June 30, 2002 and 2001.

     Corporate. General and administrative expenses increased to $565,000 for the three months ended June 30, 2002, from $308,000 for the three months ended June 30, 2001. The increase in general and administrative costs is a result of increased travel, legal, and staffing costs for the Company's new operations and acquisitions. Interest expense decreased $115,000 for the three months ended June 30, 2002 over the second quarter of 2001as a result of lower interest rates and a reduction in long term debt. Depreciation and amortization expenses have increased commensurate with the growth of the correctional operations.

Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001.

     The Company's revenues increased $1.11 million to $13.37 million for the six months ended June 30, 2002 compared to $12.26 million for the six months ended June 30, 2001. The increased revenues were a result of overall increased offender census, the acquisition of the Austin Transitional Center in December 2001, and the expansion of the Phoenix Center in Colorado in February 2002. Earnings before interest, taxes, depreciation, and amortization increased 6% for the six months ended June 30, 2002 to $3,175,000 compared to $2,989,000 for the six months ended June 30, 2001. The Company recognized losses of $190,000 on the new Riverside Intermediate Sanction Unit during the six months ended June 30, 2002, because the facility had not yet filled to capacity.

     The Company began recording a provision for income taxes in 2002 with a provision of $225,000 for the six months ended June 30, 2002. A provision for income taxes was not recorded for the six months ended June 30, 2001, due to the utilization of a tax loss carryforward.

     The Company's net income increased 21% to $666,000 for the six months ended June 30, 2002 compared to $550,000 for the six months ended June 30, 2001. The Company's earnings per share were $.14 basic and $.12 diluted for the six months ended June 30, 2002 compared to $.11 basic and diluted for the six months ended June 30, 2001.

     Corporate. General and administrative expenses increased to $1,077,000 for the six months ended June 30, 2001 compared to $750,000 for the six months ended June 30, 2001. General and administrative expenses increased primarily due to increased legal, travel, and staffing costs for the Company's new operations and acquisitions. Interest expense decreased $285,0000 for the six month ended June 30, 2002 over the six months ended June 30, 2001, as a result of lower interest rates and a reduction in long term debt. Depreciation and amortization have increased commensurate with the growth of the correctional operations.

Critical Accounting Policies -

     Revenues. Many states and other governmental agencies are experiencing budgetary pressures that could affect future revenues of the Company as a result of the current economic downturn. Governmental agencies may look first at reducing payments to outside contracting companies to maintain the level of expenditures at the government agency, rather than looking for the most cost-effective services available. The Company could experience reductions in revenues as a consequence of contracting agencies reducing the bed utilization in the Company's facilities. A reserve cannot be established to estimate future downturns.

     Intangible assets. Three of Avalon's facilities - the Avalon Correctional Center, The Villa at Greeley, and the Phoenix Center - have intangible assets on their books representing the value allocated to the operating contracts at the time of their acquisition. Through December 31, 2001, these intangible assets were being amortized over a twenty-year period. Financial Accounting Standards Board SFAS 142 requires that intangible assets, whose useful lives are estimated to be indefinite, can no longer be amortized. Avalon's intangible assets have indefinite lives inasmuch as they relate to contracts that are renewable at minimal costs, are routinely renewed, and are expected to be renewed. If the intangible assets are shown to be impaired in some future period, they are required to be written down to their fair value in the period when the impairment is ascertained. The Company's intangible assets with indefinite lives total $2,856,000 at June 30, 2002. Any impairments recorded would have an adverse effect on earnings, possibly materially, in the period the impairment is determined. During 2002, independent appraisals have been obtained on the related properties and the value on each was higher than the carrying value of the underlying intangible and tangible assets, so no impairment has been found to exist. Annually, intangible assets with indefinite lives will be tested for impairment.

     Equity valuation. 1,622,448 shares of the Company's stock (approximately one-third) have a put attached which can be exercised in 2003. This put is redeemable under certain circumstances at the holder's option and requires the Company to purchase the stock at the market value. The stock is recorded on the Company's books at an estimated redemption value and is updated quarterly. The stock was recorded at its estimated fair value and is being accreted to the estimated value at the redemption date. This accretion will become more volatile as the redemption date draws nearer, and will ultimately track the price of the stock. This change in stock value is offset by an equal change to Paid-in Capital, and could possibly hinder the Company's ability to market its stock.

               AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES

PART II -                           OTHER INFORMATION


Item 1.   Legal Proceedings - None.

Item 2.   Changes in Securities - None.

Item 3.   Defaults Upon Senior Securities - None.

Item 4.   Submission of Matters to a Vote of Security Holders -

             May 22, 2002 Annual Meeting
             Directors Elected -- Donald E. Smith and James P. Wilson
             Votes for Donald E. Smith -- 4,677,017 Votes withheld -- 20,900
                 Votes for James P. Wilson -- 4,673,767 Votes withheld -- 24,150
                 Directors Continued --    Robert O. McDonald
                                           Charles W. Thomas
                                           Mark S. Cooley
             Proposal:    To ratify  the selection of Grant Thornton, LLP as the
             Company's independent public accountants and auditors for the fiscal year ending December 31, 2002
                 Votes for -- 4,691,917 Votes against -- 1,600 Abstain -- 4,400


Item 5.       Other Information - None.

Item 6.       Exhibits and reports on Form 8-K - None.

The  following  exhibits  are filed as a part of this  Quarterly  Report on Form
10-QSB

     99.1 Certification of Donald E. Smith, Chief Executive Officer, pursuant to 18.U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Certification of Lloyd Lovely, Vice President of Finance, pursuant to 18.U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES

                                   SIGNATURES



     In accordance with the requirement of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:   August 13, 2002               AVALON CORRECTIONAL SERVICES, INC.




                                             s// Donald E. Smith
                                     By:________________________________________
                                        Donald E. Smith, Chief Executive Officer


                                             s// Lloyd Lovely
                                    By:_________________________________________
                                       Lloyd Lovely, Vice President of Finance

                                                                    Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Avalon Correctional Services, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Donald E. Smith, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Donald E. Smith

Donald E. Smith
Chief Executive Officer
August 13, 2002

                                                                    Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Avalon Correctional Services, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Lloyd Lovely, Vice President of Finance of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Lloyd Lovely

Lloyd Lovely
Vice President of Finance
August 13, 2002