Form 10QSB
period 2002-09-30
AVALON CORRECTIONAL SERVICES INC
filed 2002-11-04
CIK 872202

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2002


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

                                  Yes X No ___

     As of October 31, 2002, 4,895,002 shares of the issuer's Class A common stock, par value $.001, were ssued and outstanding.

         Transitional Small Business Disclosure Format: Yes ___; No X .

                         PART I - FINANCIAL INFORMATION
               AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                               September 30,        December 31,
                                                  2002                 2001
                                              ---------------  --- -------------
ASSETS
Current assets:
   Cash and cash equivalents                $     1,022,000      $    2,389,000
   Certificates of deposit                        1,500,000                 ---
   Related party receivables                         16,000             161,000
   Accounts receivable, net                       3,007,000           2,611,000
   Prepaid expenses and other                       426,000             239,000
                                            ---------------  --- ---------------
         Total current assets               $     5,971,000      $    5,400,000
Property and equipment, net                      29,946,000          30,414,000
Other assets                                      3,940,000           4,273,000
                                            ---------------  --- ---------------
         Total assets                       $    39,857,000      $   40,087,000
                                            ===============  === ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable, accrued liabilities
   and other
  Current maturities of                     $    1,552,000       $    2,170,000
   long-term debt                                3,387,000            2,545,000
                                             --------------  --- ---------------
         Total current liabilities          $    4,939,000       $    4,715,000
Long-term debt, less current maturities         21,128,000           22,547,000
Convertible debentures                           3,850,000            3,850,000
Redeemable common stock, $.001 par value
   1,622,448 shares issued and outstanding       3,461,000            3,470,000
Stockholders' equity:
   Common stock: Par value $.001; 24,000,000
       authorized; 4,895,002 and 4,847,624
       shares issued and outstanding, less
       1,622,448 shares subject to
       repurchase                                    3,000                3,000

Preferred stock; par value $.001; 1,000,000
      shares authorized; none issued                   ---                  ---
   Paid-in capital                               7,624,000            7,536,000
   Accumulated deficit                          (1,148,000)          (2,034,000)
                                             --------------  --- ---------------
      Total liabilities and stockholders'
         equity                            $    39,857,000       $   40,087,000
                                            ===============  === ===============






        The accompanying notes are an integral part of these consolidated financial statements.

               AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Three Months Ended                Nine Months Ended
                                                     September 30,                    September 30,
                                                  2002             2001            2002             2001
                                            ---------------- ---------------- ---------------  ---------------
Revenues                                    $      6,878,000 $      6,359,000 $    20,247,000  $    18,623,000
                                            ---------------- ---------------- ---------------  ---------------
Costs and expenses
   Direct operating                         $      4,891,000 $      4,211,000 $    14,008,000  $    12,736,000
   General and administrative                        470,000          527,000       1,547,000        1,277,000
   Depreciation and amortization                     510,000          508,000       1,499,000        1,367,000
   Interest expense                                  644,000          718,000       1,939,000        2,298,000
                                            ---------------- ---------------- ---------------  ---------------
Net income from operations
   before income tax expense                $        363,000 $        395,000 $     1,254,000  $       945,000
   Income tax expense                                143,000              ---         368,000              ---
                                            ---------------- ---------------- ---------------  ---------------
Net income                                  $        220,000 $        395,000 $       886,000  $       945,000
                                            ================ ================ ===============  ===============

Basic income per share:
Net income per share, basic                 $           0.04 $           0.08 $          0.18  $          0.20
                                              ================ ================ ===============  =============
Weighted average number of common and
 common equivalent shares outstanding, basic        4,894,628        4,838,520       4,876,664       4,794,737
                                              ================ ================ ===============  =============

Diluted income per share:
Net income per share, diluted               $           0.04 $           0.07 $          0.16  $          0.19
                                              ================ ================ ===============  =============
Weighted average number of common and
 common equivalent shares outstanding,
 diluted                                             6,416,256        6,445,786       6,489,795      6,277,861
                                              ================ ================ ===============  =============



       The accompanying notes are an integral part of these consolidated financial statements.

               AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                         For the nine months ended September 30,
                                                         2002           2001
                                         ---------------------------------------
OPERATING ACTIVITIES:
  Net income                                         $  886,000    $   945,000
  Adjustments to reconcile net income to
    net cash provided by operating activities
       Depreciation and amortization                   1,499,000       815,000
       Amortization of debt issue costs                  247,000       422,000
        Changes in operating assets and liabilities
           Decrease (increase) in -
            Accounts receivable                         (251,000)    1,166,000
            Prepaid expenses and other                  (480,000)      (65,000)
          Increase (decrease) in accounts payable,
                accrued liabilities and other           (618,000)       27,000
                                                       -------------------------
       Net cash provided by operating activities    $  1,283,000   $ 3,310,000
                                                       -------------------------
INVESTING ACTIVITIES:
    Capital expenditures                            $   (653,000)  $(1,002,000)
    Purchase of certificates of deposit             $ (1,500,000)          ---
                                                    ----------------------------
       Net cash used in investing activities        $ (2,153,000)  $(1,002,000)
                                                    ----------------------------
FINANCING ACTIVITIES:
    Proceeds from borrowings                        $ 21,303,000   $ 19,933,000
    Repayment of borrowings                          (21,879,000)   (21,941,000)
    Proceeds from warrant and option exercise             79,000        127,000
                                                    ----------------------------
       Net cash used in financing activities            (497,000)  $ (1,881,000)
                                                    ----------------------------
NET INCREASE (DECREASE) IN CASH                     $ (1,367,000) $      427,000
CASH, BEGINNING OF PERIOD                              2,389,000         726,000
                                                    ----------------------------
CASH, END OF PERIOD                                 $  1,022,000   $   1,153,000
                                                    ============================



        The accompanying notes are an integral part of these consolidated financial statements.

               AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business -

     Avalon Correctional Services, Inc. ("Avalon" or the "Company") is an owner and operator of private community correctional facilities. Avalon specializes in privatized community correctional facilities and correctional programming. Avalon is currently operating in Oklahoma, Texas and Colorado with plans to significantly expand into additional states. Avalon's business strategy is designed to elevate the Company into a dominant provider of community correctional services by expanding its operations through new state and Federal contracts and selective acquisitions. Avalon owns a 300-bed community corrections facility in Oklahoma City, Oklahoma; a 320-bed community corrections facility in Tulsa, Oklahoma; a 150-bed community corrections facility in Tulsa, Oklahoma; a 150-bed medium security facility in El Paso, Texas; a 300-bed medium security facility in El Paso, Texas; a 180-bed community corrections facility on leased land in Del Valle, Texas; a 160-bed medium security juvenile facility in Union City, Oklahoma; a 139-bed community corrections facility in Henderson, Colorado; and a 307-bed multi-use community corrections facility in Greeley, Colorado. Avalon also operates four programs in leased facilities: a 352-bed intermediate sanction unit in Tulsa, Oklahoma; a 35-bed community corrections facility in Denver, Colorado; a 48 bed juvenile substance abuse treatment facility in San Angelo, Texas; and a day reporting center in Northglen, Colorado. The Colorado community corrections programs also provide non-residential services to approximately 175 offenders in the State of Colorado.

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

 Concentrations of Credit Risk -

     Financial instruments potentially subjecting the Company to concentrations of credit risk consist principally of temporary cash investments, accounts receivable and notes receivable. The Company places its temporary cash investments with high credit quality financial institutions and money market funds and limits the amount of credit exposure to any one institution or fund. Concentrations of credit risk with respect to accounts receivable are limited due to the fact that a significant portion of the Company's receivables is from government agencies. The Company maintains an allowance for doubtful accounts for potential credit losses. The allowance for doubtful accounts at September 30, 2002 and December 31, 2001 was $21,000 and $27,000, respectively.

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

                    Buildings and improvements   10 to 40 Years
                    Furniture and equipment       5 to 10 Years
                    Transportation equipment      2 to 15 Years

     Impairment losses are recorded on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the related carrying amounts. Impairment losses are recognized based upon the estimated fair value of the asset when required.

Income Taxes -

     Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the period in which the differences are expected to affect taxable income. Valuation allowances are established by management when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities. The Company's effective rate differs from the statutory rate of thirty-four percent due to the utilization of net operating loss carryforwards and state income tax effects.

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

     The consolidated balance sheet as of September 30, 2002, the statements of operations for the three months and nine months ended September 30, 2002 and 2001, and the statements of cash flows for the nine months ended September 30, 2002 and 2001 are unaudited and, in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the financial position as of such date and the results of operations and cash flows for the period then ended. All such adjustments are of a normal and recurring nature.

     The financial statements included herein have been prepared in conformity with accounting principles generally accepted in the United States and should be read in conjunction with the December 31, 2001 Form 10-KSB filing. The results of operations for the three months and nine months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the entire year ended December 31, 2002.


Subsequent Event -

     On October 10, 2002, the board of directors of the Oklahoma Office of Juvenile Affairs (OJA) voted to not renew their contract with Avalon for 80 beds at the Company's Union City facility. The vote was a cost-cutting move as a part of the board's state mandate to reduce expenditures from its budget in the current fiscal year. The contract is scheduled to cease on December 2, 2002. The OJA contract contributed approximately $3,800,000 to the Company's annual revenues for the year ended December 31, 2001. The OJA contract was the primary source of revenue for the Union City facility. The Company is currently evaluating other sources of offenders for the facility.

NOTE 2.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                            September 30,         December 31,

                                                                                 2002                 2001
                                                                           ----------------      ---------------
Revolving line of credit with finance company, collateralized by accounts receivable, with interest at 0.75% over prime
    (effective rate of 5.5% at September 30, 2002); due Feb 2005.          $    1,358,000       $      495,000
Notes payable to banks, collateralized by transportation
    equipment, due in installments through March 2012
    with interest ranging from 0.00% to 10.85%.                                   680,000              699,000
Notes payable to banks and finance companies, collateralized by land, buildings, and improvements due in installments through
    February 2005 with interest ranging from 4.31% to 11.00%.                  12,261,000           13,644,000
Note payable to an investment company, uncollateralized
    with interest at 12.5%, due in four installments beginning
    in 2005, including original issue premium                                  10,216,000           10,254,000
                                                                         ----------------      ---------------
                                                                          $    24,515,000       $   25,092,000
Less - current maturities                                                 $    (3,387,000)      $   (2,545,000)
                                                                          ----------------      ---------------
                                                                          $    21,128,000       $   22,547,000
                                                                          ================      ===============


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

NOTE 4.  STOCKHOLDERS' EQUITY

     The Company issued Class E Warrants to purchase 79,000 shares of Common Stock in September 1997, in connection with the private placement of convertible debentures. The Company recognized $148,000 of cost based upon the difference in the exercise price of the Class E warrants and the current market price of the common stock on the date of issuance. This cost was recorded as debenture issue costs and was classified in other assets on the balance sheet. The debenture issue cost was amortized to expense over the term of the convertible debentures. The Class E stock purchase warrants provided for the purchase of the Company's common stock at a price of $3.00 per share until they expired on September 12, 2002.

     The Company issued 200,539 stock purchase warrants to financial advisors in September 1998, in connection with the $15,000,000 private placement. The stock purchase warrants provided for the purchase of the Company's common stock at any time until their expiration on September 16, 2002. The exercise price of the warrants was $3.75 per share. The fair value of the warrants was allocated between the proceeds the debt and equity issues as debt issue cost and a reduction in redeemable common stock, respectively.

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

     The options generally vest within five years and have a ten year expiration period. The Company amended its Plan on December 1, 1996, increasing the number of shares available under the Plan to 600,000. Non-statutory options have been granted providing for the issuance of 508,032 shares of Class A common stock at exercise prices ranging from $1.50 to $4.25 per share. Options providing for the issuance of 442,558 shares were exercisable at September 30, 2002.

NOTE 6.  LITIGATION

     The Company is a party to litigation arising in the normal course of business. Management believes that the ultimate outcome of these matters will not have a material effect on the Company's financial condition or results of operations.

NOTE 7.  EARNINGS PER SHARE

     The following table sets forth the computation of income per share and income per share assuming dilution.

                                                             Three months ended                    Nine months ended
                                                              September 30,                          September 30,
                                                            2002              2001               2002              2001
                                                        ------------      ------------       ------------      ------------
Numerator:
   Net income - basic                                $       220,000    $      395,000    $       886,000   $       945,000
   Effect of dilutive securities:
    - interest reduction on assumed debenture
conversions, less 40% effective tax rate                      43,000            72,000            130,000           217,000
                                                        ------------      ------------       ------------      ------------
Numerator for earnings per share, diluted            $       263,000    $      467,000    $     1,016,000   $     1,162,000
                                                        ============      ============       ============      ============
Denominator for earnings per share:
   Weighted average shares outstanding - basic             4,894,628         4,838,520          4,876,664         4,794,737
   Effect of dilutive securities:
    - debenture conversions                                1,283,333         1,283,333          1,283,333         1,283,333
    - stock options                                           56,477            97,189             91,162            46,228
    - stock warrants                                         181,818           226,744            238,636           153,563
                                                        ------------      ------------       ------------      ------------
Denominator for earnings per share, diluted                6,416,256         6,445,786          6,489,795         6,277,861
                                                        ============      ============       ============      ============
Income per share, basic                              $          0.04    $         0.08    $          0.18   $          0.20
                                                        ============      ============       ============      ============
Income per share, diluted                            $          0.04    $         0.07    $          0.16   $          0.19
                                                        ============      ============       ============      ============

     Outstanding options and warrants of 104,700 for the three months and nine months ended September 30, 2002, respectively, and 282,539 for the three months and nine months ended September 30, 2001, respectively, have been excluded from the above calculations as they would be anti-dilutive.

8.   INTANGIBLE ASSETS - ADOPTION OF STATEMENT 142

     The following table presents the effects of Statement of Financial Accounting Standards (SFAS) Number 142, Goodwill and Intangible Assets, as if the statement had been adopted for all prior periods presented. The amortization expense and net income of the Company for the presented periods follow:

                                                     Three months ended                 Nine months ended
                                                           September 30,                    September 30,
                                                        2002            2001            2002             2001
                                                   -----------      ----------      ----------      -----------
Reported net income                              $     305,000   $     395,000    $    666,000    $     945,000
Add back: Intangible assets amortization                   ---          56,000             ---          169,000
                                                   -----------      ----------      ----------      -----------
Adjusted net income                              $     305,000   $     451,000    $    666,000    $   1,114,000
                                                   ===========      ==========      ==========      ===========

Basic earnings per share:
     Reported net income                         $         .04   $         .08    $        .18    $         .20
     Intangible assets amortization                        ---             .01             ---              .04
                                                   -----------      ----------      ----------      -----------
     Adjusted net income                         $         .04   $         .09    $        .18    $         .24
                                                   ===========      ==========      ==========      ===========
Diluted earnings per share:
     Reported net income                         $         .04   $         .07    $        .16    $         .19
     Intangible assets amortization                        ---             .01             ---              .03
                                                   -----------      ----------      ----------      -----------
     Adjusted net income                         $         .04   $         .08    $        .16    $         .22
                                                   ===========      ==========      ==========      ===========

9.   COMMITMENTS AND CONTINGENCIES

     The  Board  of  Director's  voted  to  terminate  the  Company's   deferred
compensation plan on August 29, 2002. The plan was fully accrued and the termination will have no effect on income.

10.  RECENTLY ADOPTED ACCOUNTING STANDARDS

     In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities", (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructing)". SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at the date of the entity's commitment to an exit plan. This statement is effective for exit and disposal activities that are initiated after December 31, 2002. Since adoption of this SFAS is prospective, the Company does not believe that the implementation of this SFAS will have a material impact on its financial statements.

               AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This document contains statements that are not historical but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These include statements regarding the expectations, beliefs, intentions, or strategies for the future. The Company intends that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many uncertainties and risks which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties and risks include, but are not limited to: fluctuations in occupancy levels and labor costs; the ability to secure both new contracts and the renewal of existing contracts; the availability and cost of financing to redeem common shares and to expand the Company's business; and public resistance to privatization. Additional risk factors include those discussed in reports filed by the Company from time to time on Forms 10-KSB, 10-QSB, and 8-K. The Company does not undertake any obligation to update any forward-looking statements.

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

     The Company had approximately $3.5 million of cash, short-term investments, and revolving credit available for new projects at September 30, 2002. The Company believes it has adequate cash reserves and cash flow from operations to meet its current cash requirements. The Company expects current contracts to generate sufficient income to increase cash reserves.

     The Company obtained an $18 million senior credit facility with Fleet Capital Corporation in February 1999. The credit facility with Fleet Capital Corporation was amended in December 1999 to provide for a credit facility consisting of a $13.5 million term loan and a revolving line of credit equal to the lesser of $3 million or 80% of eligible accounts receivable for working capital. While this amount is adequate for the foreseeable future, additional
Company growth or a slowdown in revenue collections may require additional working capital. The Fleet loan facility contains financial covenants that require the Company to maintain certain earnings levels, limit capital expenditures, and maintain ratios relating to fixed charges, liabilities to tangible net worth, and total indebtedness. The total amount due to Fleet at the end of the quarter was $12,732,000. The credit facility matures in February 2005.

     On October 10, 2002, the board of director's of the Oklahoma Office of Juvenile Affairs (OJA) voted to not renew their contract with Avalon for 80 beds at the Company's Union City facility. The vote was a cost-cutting move as a part of the board's state mandate to reduce expenditures from its budget in the current fiscal year. The contract is now scheduled to cease on December 2, 2002. The OJA contract contributed approximately $3,800,000 to the Company's annual revenues for the year ended December 31, 2001. The OJA contract was the primary source of revenue for the Union City facility. The Company is currently evaluating other sources of offenders for the facility.

Results of Operations -

Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001.

     The Company's revenues increased by 8% to $6,878,000 million for the three months ended September 30, 2002 from $6,359,000 for the three months ended September 30, 2001. The increased revenues were a result of increased offender census, the acquisition of the Austin Treatment Center in December 2001, and the expansion of the Phoenix Center in Colorado in February 2002. Earnings before interest, taxes, depreciation, and amortization for the three months ended September 30, 2002 were $1,517,000 compared to $1,621,000 for the three months ended September 30, 2001. The new Riverside Intermediate Sanction Unit, which is still ramping up to operating capacity, recognized losses of approximately $116,000 during the three months ended September 30,2002.

     The Company's net income was $220,000 for the three months ended September 30, 2002 and $395,000 for the three months ended September 30, 2001. The Company began recording a provision for income taxes in 2002 and recorded a provision of $143,000 for the three months ended September 30, 2002. A provision for income taxes was not recorded for the three months ended September 30, 2001, due to the utilization of tax loss carryforwards. Net income before income taxes was $363,000 for the three months ended September 30, 2002 and $395,000 for the three months ended September 30, 2001. The earnings per share were $.04 basic and $.04 diluted for the three months ended September 30, 2002 and were $.08 basic and $.07 diluted for the three months ended September 30, 2001.

     Corporate. General and administrative expenses decreased to $470,000 for the three months ended September 30, 2002, from $527,000 for the three months ended September 30, 2001. Interest expense decreased $74,000 for the three months ended September 30, 2002 over the third quarter of 2001as a result of lower interest rates and a reduction in long term debt. Depreciation and amortization expenses were virtually identical to the same quarter last year.

Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001.

     The Company's revenues increased $1,624,000 to $20,247,000 for the nine months ended September 30, 2002 compared to $18,623,000 for the nine months ended September 30, 2001. The increased revenues were a result of overall increased offender census, the acquisition of the Austin Transitional Center in December 2001, and the expansion of the Phoenix Center in Colorado in February 2002. Earnings before interest, taxes, depreciation, and amortization increased 2% for the nine months ended September 30, 2002 to $4,692,000 compared to $4,610,000 for the nine months ended September 30, 2001. The Company recognized losses of $305,000 on the new Riverside Intermediate Sanction Unit during the nine months ended September 30, 2002. The census at this facility increased substantially during September and Riverside is now expected to show a profit from this point forward.

     The Company began recording a provision for income taxes in 2002 with a provision of $368,000 for the nine months ended September 30, 2002. A provision for income taxes was not recorded for the nine months ended September 30, 2001, due to the utilization of tax loss carryforwards. Net income before income taxes was $1,254,000 for the nine months ended September 30, 2002 and $945,000 for the three months ended September 30, 2001.

     The Company's net income was $886,000 for the nine months ended September 30, 2002 compared to $945,000 for the nine months ended September 30, 2001. The Company's earnings per share were $.18 basic and $.16 diluted for the nine months ended September 30, 2002 compared to $.20 basic and $.19 diluted for the nine months ended September 30, 2001.

     Corporate. General and administrative expenses increased to $1,547,000 for the nine months ended September 30, 2002 compared to $1,277,000 for the nine months ended September 30, 2001. General and administrative expenses increased primarily due to increased legal, travel, and staffing costs for the Company's new operations and acquisitions. Interest expense decreased $359,000 for the nine months ended September 30, 2002 over the nine months ended September 30, 2001, as a result of lower interest rates and a reduction in long term debt. Depreciation and amortization have increased commensurate with the growth of the correctional operations.

Critical Accounting Policies -

     Revenues. Many states and other governmental agencies are experiencing budgetary pressures that could affect future revenues of the Company as a result of the current economic downturn. Governmental agencies may look first at reducing payments to outside contracting companies to maintain the level of expenditures at the government agency, rather than looking for the most cost-effective services available. The Company has experienced reductions in revenues as a consequence of contracting agencies reducing the bed utilization in the Company's facilities. A reserve cannot be established to estimate future downturns.

     Intangible assets. Three of Avalon's facilities - the Avalon Correctional Center, The Villa at Greeley, and the Phoenix Center - have intangible assets on their books representing the value allocated to the operating contracts at the time of their acquisition. Through December 31, 2001, these intangible assets were being amortized over a twenty-year period. Financial Accounting Standards Board SFAS 142 requires that intangible assets, whose useful lives are estimated to be indefinite, can no longer be amortized. Avalon's intangible assets have indefinite lives inasmuch as they relate to contracts that are renewable at minimal costs, are routinely renewed, and are expected to be renewed. If the intangible assets are shown to be impaired in some future period, they are required to be written down to their fair value in the period when the impairment is ascertained. The Company's intangible assets with indefinite lives total $2,856,000 at September 30, 2002. Any impairments recorded would have an adverse effect on earnings, possibly materially, in the period the impairment is determined. During 2002, independent appraisals were obtained on the related properties. The value on each property was higher than the carrying value of the underlying intangible and tangible assets, so no impairment has been found to exist. Iintangible assets with indefinite lives will be tested for impairment annually.

     Equity valuation. 1,622,448 shares of the Company's stock (approximately one-third) have a put attached which can be exercised in 2003. This put is redeemable under certain circumstances at the holder's option and requires the Company to purchase the stock at the market value. The stock is recorded on the Company's books at an estimated redemption value and is updated quarterly. The stock was recorded at its estimated fair value and is being accreted to the estimated value at the redemption date. This accretion will become more volatile as the redemption date draws nearer, and will ultimately track the price of the stock. This change in stock value is offset by an equal change to Paid-in Capital.

Item 3.   Controls and Procedures

     The Company's chief executive officer and its vice president of finance have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date (the "Evaluation Date") of this quarterly report, and have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate, effective, and ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them timely by others within those entities.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

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

The following exhibits are filed as a part of this Quarterly Report on Form 10-QSB:

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



Date:   November 1, 2002             AVALON CORRECTIONAL SERVICES, INC.



                                    By:    s/ Donald E. Smith

                                        Donald E. Smith, Chief Executive Officer



                                    By:    s/ Lloyd Lovely
                                       Lloyd Lovely, Vice President of Finance

                                 CERTIFICATIONS

I, Donald E. Smith, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Avalon Correctional Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in thiS quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a)    designed  such  disclosure  controls  and  procedures  to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)    presented  in  this  quarterly  report  our  conclusions  about   the
           effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 1, 2002

/s/ Donald E. Smith

Donald E. Smith
Chief Executive Officer

I, Lloyd Lovely, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Avalon Correctional Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a)   designed  such  disclosure controls  and  procedures  to  ensure  that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly  report  our   conclusions  about   the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there ere significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 1, 2002

/s/ Lloyd Lovely

Lloyd Lovely
Vice President of Finance

                                                                   Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Avalon Correctional Services, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Donald E. Smith, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)   The Report fully complies with  the  requirements  of section 13 (a) or 15
      (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Donald E. Smith

Donald E. Smith
Chief Executive Officer
November 1, 2002

                                                                   Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Avalon Correctional Services, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Lloyd Lovely, Vice President of Finance of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)   The  Report  fully  complies with the requirements of section 13 (a) or 15
      (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Lloyd Lovely

Lloyd Lovely
Vice President of Finance
November 1, 2002