Form 10KSB
period 2002-12-31
AVALON CORRECTIONAL SERVICES INC
filed 2003-02-21
CIK 872202

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB

                [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                 For the Fiscal Year Ended December 31, 2002

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

     The issuer has (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No ___

     Disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ X ]

     Revenues from continuing operations for the year ended December 31, 2002 were $27,456,000.

     The aggregate market value of voting common stock held by non-affiliates was $2,759,000 on February 14, 2003, based on the average high and low prices of such stock as reported by the National Association of Securities Dealers Automated Quotations Systems ("NASDAQ") on that day. As of February 14, 2003, 4,895,002 shares of the issuer's common stock, par value $.001, were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
      Portions  of  the  Proxy  Statement  for   the   2003  Annual  Meeting  of
Shareholders are incorporated by reference in Part III, Items 10, 11, and 12.

          Transitional Small Business Disclosure Format: Yes No X .

                      AVALON CORRECTIONAL SERVICES, INC
                              TABLE OF CONTENTS
                          FORM 10-KSB ANNUAL REPORT
                     FOR THE YEAR ENDED DECEMBER 31, 2002

Item                                                                Page

PART I

1.    Description of Business                                        3

2.    Description of Property                                        8

3.    Legal Proceedings                                              9

4.    Submission of Matters to a Vote of Security Holders            9


PART II

5.    Market for Common Equity and Related
            Stockholder Matters                                      9

6.    Management's Discussion and Analysis or Plan of Operations     10

7.    Financial Statements                                           12

8.    Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure                   32


PART III

9.    Directors, Executive Officers, Promoters and Control Persons;  32
            Compliance with Section 16 (a) of the Exchange Act

10.   Executive Compensation                                         34

11.   Security Ownership of Certain Beneficial Owners
               and Management                                        34

12.   Certain Relationships and Related Transactions                 34

13.   Exhibits and Reports on Form 8-K                               34

14.   Control and Procedures                                         35

15.   Signatures                                                     36

      Certifications                                                 37

                        AVALON CORRECTIONAL SERVICES, INC
                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

The Company -

     Avalon Correctional Services, Inc., is an owner and operator of private community correctional facilities. Avalon Correctional Services, Inc. and its wholly owned subsidiaries ("Avalon" or the "Company") specialize in operating private community correctional facilities and providing correctional programming. Avalon currently operates facilities and manages programs in Oklahoma, Texas, and Colorado, with plans to significantly expand into additional states. Avalon's business strategy is designed to elevate the Company into a dominant role as a provider of community correctional services. Avalon's development plan is to expand operations through new state and federal contracts and selective acquisitions. Avalon has been providing private community correctional services since 1985. Avalon contracts with various governmental agencies to provide community corrections operations and services.

     Avalon management believes its background and ability to build and operate community correctional facilities and provide correctional programming, positions the Company for substantial growth in the corrections industry. The number of adult correctional beds operated by private managers in the United States has grown sevenfold since 1992, from 20,000 to 140,000 beds, according to the Private Adult Correctional Facility Census, dated September 4, 2001, by Charles W. Thomas, and even with a slowing in the growth rate of the correctional populations, opportunities for more growth exist. Prison population growth is largely tied to three factors: the number of 18 to 29 year old males, the status of the general economy, and the level of violent crime. Currently, the number of young males is increasing, the economy has slowed (particularly since September 11, 2001), and the violent crime level is expected to increase with the downturn in the economy.

     Avalon's particular areas of growth will come in four areas. One, the trend in corrections is toward utilizing community-based sentencing rather than secure facilities. Community-based sentencing relies to a significant degree on halfway house facilities, which are Avalon's primary focus. Two, acquisitions of existing community corrections companies continue to be attractive and available. Three, Federal requests for proposals should continue to offer opportunities for expansion due to the ongoing shortage of beds that the Federal Bureau of Prisons is experiencing. And four, the increasing number of offenders incarcerated, the decline in states' revenues and the decrease in funds available to pay to house these offenders are creating economic pressure to utilize the least restrictive and most cost effective form of incarceration available. Community corrections programs are the least restrictive and most cost effective form of incarceration available. Inmates serving the last 6 to 12 months of their incarceration in a community correctional facility report a lower recidivism rate than those released directly from secure facilities into society. The United States incarcerated two million one hundred thousand persons at year-end 2001, according to the Bureau of Justice Statistics. The total prison and jail population grew 2.5% in 2001.

     Avalon currently owns and operates 2,300 private community corrections beds. The Company owns and operates three community correctional facilities and one intermediate sanction unit in Oklahoma; a 160-bed juvenile residential treatment center in Oklahoma; two medium-security facilities, one post-adjudication juvenile substance abuse treatment center, and one community correctional facility in Texas; and four community correctional facilities in Colorado. Avalon is the largest private provider of community correctional services in Oklahoma. The Avalon facilities provide numerous programs for offenders generally serving the last six months of their sentence. Avalon provides contract agencies a complete range of services relating to the security, detention and care of offenders, and a broad range of rehabilitative programs to reduce recidivism. Intensive programming is an essential part of community-based corrections. Avalon has provided substance abuse programs for over 17 years. The provided programming includes substance abuse treatment and counseling, vocational training, work release programs, basic educational programs, job and life skill training, and reintegration services. The Colorado community corrections programs also provide non-residential services to approximately 210 offenders in the State of Colorado. The Union City juvenile residential treatment facility is the first privately operated juvenile residential treatment facility in the State of Oklahoma. Avalon's private pay program, operated from the Company's community correctional facilities, has a growing population of clients referred by local judicial systems as an alternative to secure incarceration.

                       AVALON CORRECTIONAL SERVICES, INC

     Avalon's corporate office is located at 13401 Railway Drive in Oklahoma City, Oklahoma 73114. Avalon's common stock is traded on the NASDAQ SmallCap Market with the symbol "CITY".

Facilities -

     The  following  table  summarizes  certain   information  with  respect  to
facilities   and   programs   managed   by  Avalon   at   February   14,   2003.

Facility Name
And Location                         Capacity           Facility/Program Type
____________________________         ________           ______________________

Carver Center,                       300 Beds           Community Corrections
  Oklahoma City, Oklahoma                               Facility

Avalon Correctional Center,          320 Beds           Community Corrections
  Tulsa, Oklahoma                                       Facility

Turley Correctional Center,          150 Beds           Community Corrections
  Tulsa, Oklahoma                                       Facility

El Paso Intermediate                 150 Beds           Medium Security
Sanction Facility,                                      Correctional Facility
  El Paso, Texas

Union City Juvenile Center,          160 Beds           Medium Security Juvenile
  Union City, Oklahoma                                  Correctional Facility

El Paso Multi-Purpose Facility,      324 Beds           Medium Security
  El Paso, Texas                                        Correctional Facility

Phoenix Center,                      139 Beds           Community Corrections
  Henderson, Colorado                                   Facility

The Villa at Greeley,                307 Beds           Community Corrections
  Greeley, Colorado                                     Facility

The Loft House,                      35 Beds            Community Corrections
  Denver, Colorado                                      Facility

Community Sentencing Center,         N/A                Day Reporting Center,
  Northglenn, Colorado                                  Community Corrections
                                                        Facility

Riverside Intermediate Sanction      352 Beds           Intermediate Sanctions
  Tulsa, Oklahoma                                       Unit, Community
                                                        Corrections Facility

Austin Transitional Center,          180 Beds           Community Corrections
  Del Valle, Texas                                      Facility

Roy K. Robb,                         48 Beds            Post-adjudication
  San Angelo, Texas                                     Juvenile Substance
                                                        Abuse Facility

Avalon Corporate Office,             N/A                Administration
  Oklahoma City, Oklahoma

Correctional Services -

     Avalon owns and operates nine correctional centers, Carver Center, Avalon Correctional Center, Turley Correctional Center, Union City Juvenile Center, El Paso Intermediate Sanction Facility, El Paso Multi-Purpose Facility, Austin Transitional Center, Phoenix Center and The Villa at Greeley. The Company also operates community corrections programs in four leased facilities; the Loft House, a community corrections program; the Community Sentencing Center, a day reporting center; the Roy K. Robb center, a youth rehabilitation facility; and the Riverside Intermediate Sanction Unit, a multi-use corrections program. The community corrections centers provide complete correctional administration, correctional officer staffing, housing, food services, vocational assistance, transportation, and rehabilitation services.

                       AVALON CORRECTIONAL SERVICES, INC

     Oklahoma. Avalon's contracts with the Oklahoma Department of Corrections extend through June 30, 2003 and are generally renewed every three years. The structure of the Oklahoma contracts is based upon three one-year contract periods. Avalon has contracted with the State of Oklahoma pursuant to similar contracts since 1985. The State of Oklahoma's performance under the contracts is subject to annual appropriation by the legislature. Avalon also provides services pursuant to a Federal contract obtained in 1997. The five-year Federal contract was renewed in 1999 and extends through 2004.

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

     Union City Juvenile Center is a 160-bed medium security juvenile correctional facility located in Union City, Oklahoma. The Union City Juvenile Center was sited, designed, and constructed by the Company. Construction of the Union City Juvenile Center was completed and the Center began receiving offenders in February 1999. The Center has a licensed capacity of 160 beds. The Oklahoma Office of Juvenile Affairs (OJA), in a cost-cutting move, did not exercise the option for the final year of a five-year contract providing for the care of 80 juveniles at the facility. The contract expired on December 2, 2002 and as of February 14, 2003, the facility remains vacant while other sources of offenders are being pursued.

     Carver Center, Avalon Correctional Center and Turley Correctional Center are accredited by the American Correctional Association ("ACA") as Adult Community Correctional Facilities. ACA accreditation or candidacy is required to contract with the State of Oklahoma for correctional services. The ACA, a private not-for-profit organization, was established to develop uniformity and industry standards for the operation of correctional facilities and provision of inmate care. Accreditation involves an extensive audit and compliance procedure, and is generally granted for a three-year period. Carver Center has been accredited since 1990 and the current accreditation expires in 2005. Avalon Correctional Center was initially accredited in 1996 and is accredited through 2005. Turley Correctional Center was initially accredited in October 2000 and is accredited until October 2003.

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

     The Company was awarded a contract in June 1998 with the Texas Department of Criminal Justice to provide 250 multi-purpose beds in El Paso, Texas. A new 324-bed facility was constructed adjacent to the existing El Paso Facility in 1999 to accommodate this new contract. The El Paso Multi-Purpose Facility was completed and became operational in the second quarter of 1999. The contract has been extended for the years 2001 through 2003.

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

     In September 2002, Avalon contracted with Tom Green County in Texas to operate its post-adjudication juvenile substance abuse facility. The Roy K. Robb facility consists of one secure building that can house up to 48 youthful offenders. The contract with Tom Green County has a five-year term with an option for extension of a additional five-year term. The Roy K. Robb facility contracts with the surrounding counties to rehabilitate their juvenile substance abusers.

     Colorado. The Company acquired a management contract in May 1999 to operate the Adams Community Corrections Program in Northglenn, Colorado. The Program provides residential and non-residential services in three locations: The Phoenix Center, a 139-bed residential center in Henderson, Colorado; The Loft House, a 35-bed residential program in Denver, Colorado and the Community Sentencing Center, a day reporting center in Northglenn, Colorado. The Company completed a 24-bed expansion to the Phoenix Center in the first quarter of 2002. The Program provides services pursuant to contracts with various state, federal, and local agencies.

     The Company acquired The Villa at Greeley in June 1999. The Villa owns and operates a 307-bed multi-purpose facility and provides residential and non-residential offender services and an assisted living program in Greeley, Colorado. The Villa contracts with various state, federal, and local agencies.

Assisted Living Center -

     Avalon holds a 15% equity interest in an assisted living center and has an investment of $0 at December 31, 2002. The Company guaranteed facility debt related to the building of the investment.

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

                       AVALON CORRECTIONAL SERVICES, INC

     Contracts for correctional services are awarded by government agencies and are generally based upon competitive bidding and quality of services provided. Avalon management believes the Company has several competitive advantages in contracting for community correctional services including: a) a seventeen-year history of providing quality services to the Oklahoma Department of Corrections;
b) a geographic location allowing for lower administrative overhead charges when bidding against competitors for regional contracts; c) accreditation by the American Correctional Association since 1990 and certification as a drug and alcohol services provider since 1985; and d) a high quality and cost-effective corporate infrastructure for management, marketing, financial management, financial reporting, quality assurance, and support services.

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

     For the year ended December 31, 2002, approximately 24% of the Company's revenue was derived from contracts with the Oklahoma governmental agencies relating to the Company's adult community correctional facilities in Oklahoma City ("Carver Center"), Tulsa ("Avalon Correctional Center" and "Riverside ISF"), and Turley ("Turley Correctional Center"). Approximately 24% of the Company's revenue was derived from contracts with Colorado governmental agencies. Approximately 13% of the Company's revenue was derived from a contract with the Oklahoma governmental agency relating to the Union City Juvenile Center. Approximately 24% of the Company's revenue was derived from contracts with Texas governmental agencies, relating to the Company's correctional facilities in El Paso and Austin, Texas. Approximately 9% of the Company/s revenue was derived from collections directly from individual offenders.

Insurance -

     Avalon maintains insurance coverage for general liability, property and contents, automobile physical damage and liability, workers' compensation, and directors and officers. Avalon believes its existing insurance coverage is adequate.

Regulations -

     Avalon's community correctional facilities in Oklahoma are accredited by the American Correctional Association ("ACA"), an independent organization comprised of professionals in the corrections industry. The ACA utilizes compliance audit teams to rigorously examine all aspects of the Company's facilities and operations. The Company recognizes the importance of maintaining high quality management and operations at its facilities. Accreditation is generally granted for a three-year period. Carver Center has been accredited since 1990 and is currently accredited through 2005. Avalon Correctional Center was accredited in 1996 and is accredited through mid-2005. Turley Correctional Center was accredited in 2000 and is accredited until October 2003. Union City Juvenile Center was accredited in 2000 and is accredited until April 2003.

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

Employees -

     At February 14, 2003, Avalon had approximately 490 full-time employees, including directors and officers. Avalon has not experienced a work stoppage, and management considers its employee relations to be good.

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

     El Paso Multi-Purpose Facility is a 324-bed medium security correctional facility on seven acres of land acquired in 1998 in El Paso, Texas. Construction of the 54,000 square foot facility was completed in 1999. The El Paso Multi-Purpose Facility was sited, designed, and constructed by the Company.

     The Phoenix Center is a 139-bed community corrections facility located in Northglenn, Colorado. The 13,200 square foot facility is located on approximately 2.2 acres of land. The Company began a 1,680 square-foot expansion to the facility in the fourth quarter of 2001. The expansion was completed in the first quarter of 2002. A second expansion of the facility was begun in the latter half of 2002. This latest expansion, which is scheduled for completion in June of 2003, will raise the capacity of the facility to 219 offenders. The Company acquired the Phoenix Center in 1999.

     The Villa at Greeley is a 307-bed multi-use correctional facility located in Greeley, Colorado. The 101,000 square foot facility is located on approximately four acres of land. The Company acquired the Villa at Greeley in 1999.

     The Loft House is a 35-bed community corrections facility located in Denver, Colorado. The Company leases the Loft House.

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

     Roy K. Robb a 48-bed, secure facility located in San Angelo, Texas. The facility is leased from Tom Green County in Texas for a period of five years with one renewal option of five years. The contract allows the Company to terminate with a 120-day notice. Avalon began operating the facility on September 1, 2002.

     Avalon Corporate Office is located in Oklahoma City, Oklahoma, in a commercial building at 13401 Railway Drive, Oklahoma City, Oklahoma 73114. The Company owned building contains approximately 21,000 square feet of warehouse space including approximately 13,000 square feet of office space.

     Substantially  all property owned by Avalon is pledged as collateral on the
Company's  credit  facilities.   See  Note  7  to  the  Consolidated   Financial
Statements.

ITEM 3.  LEGAL PROCEEDINGS.

     Avalon is a party to litigation arising in the normal course of business. Management believes that the ultimate outcome of these matters will not have a material effect on Avalon's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of Avalon's stockholders during the quarter ended December 31, 2002.

                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Avalon's common stock trades on the NASDAQ SmallCap Market with the symbol "CITY". The following table reflects the range of high and low sales prices, as reported by the National Quotation Bureau for each quarterly period during 2002 and 2001. The prices represent inter-dealer prices, without retail mark up, mark down, or commission and may not represent actual transactions. Trading in Avalon's common stock is limited and may not be an indication of the value of the common stock.

            Quarterly Period Ended
                                                High              Low
            March 31, 2001                      1.75              1.13
            June 30, 2001                       2.50              1.72
            September 30, 2001                  2.50              1.60
            December 31, 2001                   2.20              1.75
            March 31, 2002                      2.45              2.05
            June 30, 2002                       2.55              2.26
            September 30, 2002                  2.30              1.80
            December 31, 2002                   1.87              1.20

     Avalon had approximately 700 holders of record of its common stock as of February 14, 2003. The Company did not declare any dividends during 2002 or 2001. Avalon's Board of Directors presently intends to retain all earnings in the foreseeable future for use in Avalon's business. Payment of dividends on the Common Stock is restricted by certain credit facilities.

     The average high and low price for the Common Stock, as reported on the NASDAQ SmallCap Market System was $1.23 per share on February 14, 2003.

                       AVALON CORRECTIONAL SERVICES, INC

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     This document contains statements that are not historical but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These include statements regarding the expectations, beliefs, intentions or strategies for the future. The Company intends that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many uncertainties and risks which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties and risks include, but are not limited to: fluctuations in occupancy levels and labor costs; the ability to secure both new contracts and the renewal of existing contracts; the availability and cost of financing to redeem common shares and to expand the Company's business; and public resistance to privatization. Additional risk factors include those discussed in reports filed by the Company from time to time on Forms 10-KSB, 10-QSB and 8-K. The Company does not undertake any obligation to update any forward-looking statements.


Liquidity and Capital Resources -

     The Company's business strategy is to focus on the private community corrections industry, expanding its operations in existing and additional states through new Federal and state contracts and selective acquisitions. The successful implementation of the Company's growth plan will create the need for additional capital and financing.

     Working capital at December 31, 2002 was $1,130,000 representing a current ratio of 1.23:1.00, compared to working capital of $685,000 and a current ratio of 1.15:1.00 at December 31, 2001. Capital expenditures were $1.21 million in 2002, compared to $2.18 million in 2001. The 2002 capital expenditures include renovations to Carver Center, expansion of the Phoenix Center to increase capacity to 215 beds, and other normal, operating purchases of vehicles, equipment, and building improvements. The 2001 capital expenditures include expansion and new furniture to increase the capacity of Carver Center from 250 beds to 300 beds, expansion and new furniture to increase the capacity of Avalon Correctional Center from 255 beds to 320 beds in the third quarter of 2001, renovation of the Riverside Intermediate Sanction Unit in November 2001, expansion of office space at the Central Office in June 2001, the acquisition of the Austin Transitional Center in December 2001, expansion of the Phoenix Center in December 2001, and other normal, operating purchases of vehicles, equipment, and building improvements. Operations provided $2,760,000 in cash flow in 2002 as compared to $5,135,000 in 2001. The cash flow decrease was a result of a slowdown in receivable collections at the end of 2000 subsequently collected in 2001, and a decrease in accrued payables in 2002 compared to an increase in accrued payables at the end of 2001.

     The Company had approximately $4.5 million of cash and revolving credit available for new projects at December 31, 2002. The Company believes it has adequate cash reserves and cash flow from operations to meet its current cash requirements. The Company expects current contracts to generate sufficient income to increase cash balances. The Company invested excess cash by purchasing $1.8 million of certificates of deposit with interest rates ranging from 2.85% to 3.06% during the last three months of 2002.

     The Company has a senior credit facility with Fleet Capital consisting of a $13.5 million term loan and a revolving line of credit equal to the lesser of $3 million or 80% of eligible accounts receivable.

Results of Operations

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001 -

     Total revenues increased by 9% to $27,456,000 in 2002 from $25,147,000 in 2001. The net increase in revenues was primarily a result of increased offender census, the opening of the Riverside Intermediate Sanction Unit in December 2001, the acquisition of the Austin Transitional Center in December 2001, and the addition of Roy K. Robb contract in September 2002. The Company's net income before taxes increased 43% to $1,893,000 in 2002 compared to $1,325,000 in 2001.

                       AVALON CORRECTIONAL SERVICES, INC

     Operating income, before interest, depreciation, and income taxes increased 5% to $6,518,000 in 2002 from $6,199,000 in 2001. The average daily residential offender census increased by 14% to 1,693 in 2002 from 1,486 in 2001. The average daily non-residential offender census was 224 in 2002 compared to 243 in 2001. The residential census increase was a result of increased offender census in the Company's existing facilities, the opening of the Riverside Intermediate Sanction Unit in December 2001 and the acquisition of the Austin Transitional Center in December 2001. The Union City contract with the Oklahoma Office of Juvenile Affairs expired on December 2, 2002. The Union City facility contributed revenues of $3.575 million in 2002 and $3.819 million in 2001. The Union City facility contributed earnings before interest, taxes, depreciation, amortization and corporate overhead of $1.195 million 2002 and $1.047 million in 2001.

     Direct operating expenses increased by 10% in 2002 compared to 2001. The increase was a result of additional costs associated with increased offender census in the Company's existing facilities, the opening of the Riverside Intermediate Sanction Unit in December 2001, and the addition of the Austin Transitional Center in December 2001. The Company incurred start up costs of approximately $357,000 associated with the Riverside Intermediate Sanction Unit and Roy K. Robb facility during 2002.

     General and administrative expenses increased by 11% in 2002. The increase was a result of additional costs associated with the increase in overall offender census and additional staffing for the new facilities opened and acquired in 2001. General and administrative expenses equaled approximately 7% of revenues in 2002 and 2001. Depreciation and amortization expense was $2,031,000 for 2002, an increase of 8% over the $1,881,000 for 2001. The increase was a result of the additional expenses associated with the addition of the Riverside and Austin facilities and increased write-offs of existing assets. The increase in depreciation and amortizations expense was partially offset by the change in accounting method relating to the write-off of indefinite contract costs. The amortization of indefinite contract costs was $0 in 2002 and $219,000 in 2001. Interest expense decreased by $399,000 in 2002 as a result of lower interest rates and lower borrowing levels.

     The Company fully utilized its remaining tax loss carry-forwards in 2002 and recorded income tax expense of $632,000. The Company did not incur income tax expense in 2001. Net income for 2002 was $1,261,000, compared to $1,325,000 for 2001.

New Accounting Pronouncements -

     See Notes 1 and 3 to the Consolidated  Financial  Statements for discussion
of  new   accounting   pronouncements   and  the   accounting   change  for  new
pronouncements.

                       AVALON CORRECTIONAL SERVICES, INC

ITEM 7.  FINANCIAL STATEMENTS.

      Index to Financial Statements:
                                                                    Page

      Report of Independent Certified Public Accountants            13

      Consolidated Balance Sheets                                   14

      Consolidated Statements of Operations                         15

      Consolidated Statements of Stockholders' Equity               16

      Consolidated Statements of Cash Flow                          17

      Notes to Consolidated Financial Statements                    19

                       AVALON CORRECTIONAL SERVICES, INC

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of
Avalon Correctional Services, Inc.

We have audited the accompanying consolidated balance sheets of Avalon Correctional Services, Inc. and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3, during 2002, the Company changed its method of accounting for certain intangible assets to conform with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.



                                                      GRANT THORNTON LLP

Oklahoma City, Oklahoma
January 27, 2003

                        AVALON CORRECTIONAL SERVICES, INC
                         CONSOLIDATED BALANCE SHEETS
                                                             December 31,

                                                         2002           2001
ASSETS                                               ____________   ____________

Current assets:
   Cash and cash equivalents                          $1,250,000     $ 2,389,000

   Certificates of deposit                             1,800,000             ---

   Related party receivables                                 ---         161,000

   Accounts receivable, net                            2,768,000       2,611,000

   Prepaid expenses and other                            287,000         239,000
                                                     ___________     ___________
      Total current assets                            $6,105,000     $ 5,400,000

Property and equipment, net                           30,041,000      30,414,000

Other assets                                           3,770,000       4,273,000
                                                     ___________     ___________

      Total assets                                   $39,916,000     $40,087,000
                                                     ___________     ___________
                                                     ___________     ___________

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable, accrued liabilities and
     other                                            $1,460,000     $ 2,170,000

   Current maturities of long-term debt                3,515,000       2,545,000
                                                       _________      __________
      Total current liabilities                       $4,975,000     $ 4,715,000

Long-term debt, less current maturities               20,545,000      22,547,000

Convertible debentures                                 3,850,000       3,850,000

Deferred income taxes                                    232,000             ---

Redeemable common stock, $.001 par value

   1,622,448 shares issued and outstanding in
   2002 and 2001                                       3,176,000       3,470,000

Stockholders' equity:

   Common stock - par value $.001; 24,000,000 shares authorized

         4,895,002 and 4,847,624 shares issued
         and outstanding in 2002 and 2001,
         respectively, less 1,622,448 shares
         subject to repurchase in 2002 and 2001.           3,000           3,000

   Preferred stock; par value $.001; 1,000,000

         shares authorized; none issued                      ---             ---

   Paid-in capital                                     7,908,000       7,536,000

   Accumulated deficit                                 (773,000)     (2,034,000)
                                                     ____________    ___________
      Total liabilities and stockholders' equity     $39,916,000     $40,087,000
                                                     ____________    ___________
                                                     ____________    ___________


 The accompanying notes are an integral part of these consolidated financial statements.

                       AVALON CORRECTIONAL SERVICES, INC

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Year Ended December 31,

                                                        2002             2001
                                                     ___________     __________

Revenues                                             $27,456,000     $25,147,000
                                                     ___________     ___________
Costs and expenses

   Direct operating                                  $18,938,000     $17,147,000

   General and administrative                          2,000,000       1,801,000

   Depreciation and amortization expense               2,031,000       1,881,000

   Interest expense                                    2,594,000       2,993,000
                                                     ___________      __________
Net income before income tax expense                  $1,893,000      $1,325,000

       Income tax expense                                632,000             ---
                                                     ___________      __________
Net income                                            $1,261,000      $1,325,000
                                                     ___________      __________
                                                     ___________      __________


Basic income per share:                                $    0.26       $    0.28
                                                     ___________      __________
                                                     ___________      __________


Diluted income per share:                              $    0.22       $    0.25
                                                     ___________      __________
                                                     ___________      __________




 The accompanying notes are an integral part of these consolidated financial statements.

                       AVALON CORRECTIONAL SERVICES, INC

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                   Years ended December 31, 2002 and 2001

                                        Common                               Total
                          Common        Stock     Paid-In    Accumulated     Stockholders'
                          Stock Shares  Amount    Capital    Deficit         Equity
                          __________   _______    _________   ____________   __________
Balance, January 1, 2001  4,765,630    $ 3,000 $  7,285,000  $ (3,359,000)  $ 3,929,000

Net Income                      ---        ---          ---      1,325,000    1,325,000

 Stock options exercised     81,994        ---      128,000            ---      128,000

 Accretion of redeemable
 stock                          ---        ---      123,000            ---      123,000
                            _______     ______     ________      _________    _________
 Balance, December
 31, 2001                 4,847,624   $ 3,000  $  7,536,000    $(2,034,000) $ 5,505,000

 Net income                     ---       ---           ---      1,261,000    1,261,000

 Stock options exercised     47,378       ---        78,000             ---      78,000

 Accretion of redeemable
 stock                          ---       ---       294,000             ---     294,000
                          _________  ________     _________       _________   _________
 Balance, December
 31, 2002                 4,895,002 $  3,000  $   7,908,000  $    (773,000)  $7,138,000
                          _________  ________     _________       _________   _________
                          _________  ________     _________       _________   _________


 The accompanying notes are an integral part of these consolidated financial statements.

                       AVALON CORRECTIONAL SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOW

                                                         Year ended December 31,
                                                         2002            2001
                                                     ___________      __________
OPERATING ACTIVITIES:

Net income                                          $  1,261,000     $ 1,325,000

Adjustment to reconcile net income to

   Net cash proviced by operating activities:

      Depreciation and amortization                    2,031,000       1,881,000

      Amortization of debt issue costs                   363,000         254,000

Loss on sale of property                                  11,000          32,000

Changes in operating assets and liabilities:

      Decrease (increase) in

           Accounts receivable                             4,000         986,000

           Prepaid expenses and other assets            (376,000)       (36,000)

      Increase (decrease) in accounts payable
      and other                                         (534,000)        693,000
                                                    _____________      _________

               Net cash provided by operations      $   2,760,000   $  5,135,000
                                                    _____________      _________

INVESTING ACTIVITIES:

Capital expenditures                                $ (1,206,000)   $(2,179,000)

Acquisition of business                                      ---        (71,000)

Purchase of certificates of deposit                   (1,800,000)            ---

Proceeds from disposition of property                     61,000         164,000
                                                     ___________    ____________

          Net cash used in investing activities     $ (2,945,000)   $(2,086,000)

FINANCING ACTIVITIES:

Proceeds from borrowing                              $28,479,000    $ 27,330,000

Repayment of borrowing                              (29,511,000)    (28,844,000)

Proceeds from stock option exercise                       78,000         128,000
                                                    ____________    ____________

          Net cash used in financing activities     $  (954,000)    $(1,386,000)
                                                    ____________    ____________

Net increase (decrease) in Cash

   And Cash Equivalents                             $(1,139,000)      $1,663,000

Cash and Cash Equivalents,

   Beginning of Period                                2,389,000          726,000
                                                    ___________      ___________
Cash and Cash Equivalents

   End of Period                                    $ 1,250,000       $2,389,000
                                                    ___________      ___________
                                                    ___________      ___________


 The accompanying notes are an integral part of these consolidated financial statements

                       AVALON CORRECTIONAL SERVICES, INC.

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the year for:                        2002               2001
                                                    __________       ___________

     Interest                                       $ 2,269,000      $ 2,735,000

     Income taxes                                   $   279,000      $       ---

     Non-cash   investing  and  financing   activities:   The  Company  acquired
businesses during the year ended December 31, 2001. The following liabilities were assumed in conjunction with those purchases.

          Assets acquired                            $       71,000

          Cash paid                                          71,000
                                                      _____________
          Liabilities assumed                        $          ---
                                                      _____________

                     AVALON CORRECTIONAL SERVICES, INC
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         FOR THE YEARS 2002 AND 2001

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business-

     Avalon Correctional Services, Inc. ("Avalon" or the "Company") is an owner and operator of private community correctional services. Avalon specializes in privatized community correctional facilities and correctional programming. Avalon is currently operating in Oklahoma, Texas and Colorado with plans to expand into additional states. Avalon's business strategy is designed to elevate the Company into a dominant provider of community correctional services by expanding its operations through new state and federal contracts and selective acquisitions. Avalon owns a 300-bed community corrections facility in Oklahoma City, Oklahoma, a 320-bed community corrections facility in Tulsa, Oklahoma, a 150-bed community corrections facility in Tulsa, Oklahoma; a 150-bed medium security facility in El Paso, Texas; a 324-bed medium security facility in El Paso, Texas, a 180-bed community corrections facility on leased land in Del Valle, Texas; a 160-bed medium security juvenile facility in Union City, Oklahoma; a 139-bed community corrections facility in Henderson, Colorado; and a 307-bed multi-use community corrections facility in Greeley, Colorado. Avalon also operates four programs in leased facilities: a 352-bed intermediate sanction unit in Tulsa, Oklahoma; a 35-bed community corrections facility in Denver, Colorado; a 48-bed youth rehabilitation facility in San Angelo, Texas; and a day reporting center in Northglenn, Colorado. The Colorado community corrections programs also provide non-residential services to approximately 210 offenders in the State of Colorado.

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

Accounts Receivable -

     Accounts receivable consists of amounts due from various governmental agencies under contractual agreement for correctional services in the Company's facilities. Receivables are recorded at the estimate of amounts due based upon the terms of the related agreements.

     Management periodically assesses the Company's accounts receivable and establishes an allowance for estimated uncollectible amounts based on historical write-offs. Accounts determined to be uncollectible are charged to operations when that determination is made.

Concentrations of Credit Risk -

     Financial instruments potentially subjecting the Company to concentrations of credit risk consist principally of temporary cash investments, certificates of deposits, accounts receivable and notes receivable. The Company places its temporary cash investments and certificates of deposit with high credit quality financial institutions and money market funds and limits the amount of credit exposure to any one institution or fund. Concentrations of credit risk with respect to accounts receivable are limited due to the fact that a significant portion of the Company's receivables is from government agencies. The Company maintains an allowance for doubtful accounts for potential credit losses. The allowance for doubtful accounts at December 31, 2002 and 2001 is $5,000 and $27,000, respectively.

                       AVALON CORRECTIONAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FOR THE YEARS 2002 AND 2001

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

                   Buildings and Improvements           10 to 40 Years
                   Furniture and Equipment               5 to 10 Years
                   Transportation Equipment              2 to 15 Years

     The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-lived Assets in determining impairment losses on long-term assets. Impairment losses are recorded on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. Impairment losses are recognized based upon the estimated fair value of the asset when required.

     SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill and intangible assets with indefinite useful lives be tested annually for impairment. SFAS No. 142 also requires that intangible assets with finite useful lives be amortized and be evaluated for impairment in accordance with SFAS No.
144. In addition, the Statement eliminates the requirement to amortize goodwill or intangible assets with indefinite useful lives (Note 3).

Equity Method Investments -

     Investments in unconsolidated subsidiaries, jointly owned companies, and other investees in which the Company has a 20% to 50% interest or otherwise exercises significant influence are carried at cost, adjusted for the Company's proportionate share of their undistributed earnings or losses.

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

                       AVALON CORRECTIONAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE YEARS 2002 AND 2001

Reclassifications -

     Certain reclassifications have been made to the 2001 financial statements to conform with 2002 presentation.

Recently Issued Accounting Pronouncements -

     In June 2001, Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect SFAS No. 143 to have a material effect on its financial position or results of operations.

     In June 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issues No. 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The Statement is effective for exit or disposal activities initiated after December 31, 2002 with early application encouraged. The Company estimates that the new standard will not have a material effect on its financial statements but is still in the evaluation process.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123 (SFAS 148). This statement amends Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure provisions of SFAS 148 will be effective for the Company in the first quarter of 2003. The Company estimates that the new standard will not have a material effect on its financial statements but is still in the evaluation process.

     In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. For a guarantee subject to FASB Interpretation 45, a guarantor is required to measure and recognize the fair value of the guarantee liability at inception. For many guarantees, fair value will likely be determined using the expected present value method described in FASB Concepts Statement 7, Using Cash Flow Information and Present Value in Accounting Measurements. In addition, FIN 45 provides new disclosure requirements. The disclosure requirements of FIN 45 will be effective for the Company in the first quarter of 2003. The measurement and liability recognition provisions are applied prospectively to guarantees issued or modified after December 31, 2002. The Company estimates that FIN 45 will have no material effect on its financial statements.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). Subject to certain criteria defined in the Interpretation, FIN 46 will require consolidation by business enterprises of variable interest entities if the enterprise has a variable interest that will absorb the majority of the entity's expected residual losses on returns if they occur, or both. The Interpretation will be effective for the Company in the third quarter of 2003. Management has not yet determined the effect, if any, of FIN 46 on the Company's financial position or results of operations. Certain disclosures concerning variable interest entities are required in financial statements initially issued after January 31, 2003. The Company is evaluating the effect of FIN 46 on its financial statements.

                       AVALON CORRECTIONAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE YEARS 2002 AND 2001

NOTE 2.  PROPERTY AND EQUIPMENT

     The elements of property and equipment and related accumulated depreciation as of December 31, 2002 and 2001 are as follows:
                                                                     Accumulated
                                                  Cost              Depreciation
                                             _____________          ____________
      December 31, 2002

          Land                               $  3,143,000           $       ---

          Buildings and Improvements           28,121,000              3,365,000

          Construction in Progress                329,000                    ---

          Furniture and Equipment               2,662,000              1,426,000

          Transportation Equipment              1,567,000                990,000
                                               __________            ___________
                                             $ 35,822,000           $  5,781,000
                                               __________            ___________
                                               __________            ___________
      December 31, 2001

          Land                                 $3,150,000           $        ---

          Buildings and Improvements           27,648,000              2,582,000

          Furniture and Equipment               2,697,000              1,299,000

          Transportation Equipment              1,543,000                743,000
                                               __________         ______________
                                              $35,038,000           $  4,624,000
                                               __________         ______________
                                               __________         ______________
 NOTE 3.  INTANGIBLE ASSETS

     During 2001, certain intangible assets relating to value of contracts previously acquired in business combinations were amortized using the straight-line method over 15 years. Effective January 1, 2002, the Company adopted Financial Accounting Standards Board's Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets on a prospective basis. SFAS No. 142, among other things, ceases the amortization of intangible assets with indefinite useful lives and mandates an impairment review to be performed at the adoption of the Statement and at least annually thereafter. These contracts are judged to be indefinite because they are routinely renewed, they are renewed at minimal cost, and the Company fully intends to comply with the applicable terms of the contracts and to continuously renew the agreements. The Company evaluated its contracts upon the adoption of SFAS No. 142 and on December 31, 2002 and determined that there were no indicators of impairment since the estimated fair value of the applicable reporting units exceeded the net book value.

      The following table presents the effects of SFAS No. 142 as if the statement had been adopted for all prior periods presented:

                                                     2002          2001
                                                   _________     _________
       Reported net income                      $  1,261,000  $  1,325,000

       Indefinite life intangible asset                  ---       225,000
                                                   _________     _________

       Adjusted net income                      $  1,261,000  $  1,550,000
                                                   _________     _________
                                                   _________     _________
       Basic earnings per share

           Reported net income                  $       0.26  $       0.28

           Indefinite life intangible asset              ---          0.04
                                                   _________     _________
           Adjusted net income per share, basic $       0.26  $       0.32
                                                   _________     _________
                                                   _________     _________

                       AVALON CORRECTIONAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE YEARS 2002 AND 2001

       Diluted earnings per share                     2002            2001
                                                  __________     _________
           Reported net income                  $       0.22  $       0.25

           Indefinite life intangible asset
           amortization                                  ---          0.04
                                                  __________     _________
           Adjusted net income per share,
           diluted                              $       0.22  $       0.29
                                                  __________     _________
                                                  __________     _________

NOTE 4.  OTHER ASSETS

      Other assets consist of the following at December 31:

                                                      2002          2001
                                                  ___________    __________
        Non-amortizing intangible assets        $   2,845,000  $  2,845,000

        Debt issue costs, net                         713,000     1,076,000

        Other, net                                    212,000       352,000
                                                  ___________    __________
                                                $   3,770,000  $  4,273,000
                                                  ___________    __________
                                                  ___________    __________

NOTE 5.  ACCOUNTS PAYABLE, ACCRUED LIABILITIES AND OTHER

     The elements of accounts payable, accrued liabilities and other as of December 31, 2002 and 2001 are as follows:

                                                     2002           2001
                                                  ___________    __________
     Trade accounts payable                      $    158,000   $   585,000

     Accrued interest payable                         141,000       142,000

     Accured taxes                                    427,000       283,000

     Accured salary and benefits                      660,000     1,127,000

     Other accured liabilities                         74,000        33,000
                                                  ___________    __________
                                                 $  1,460,000   $ 2,170,000
                                                  ___________    __________
                                                  ___________    __________

NOTE 6.  CORRECTIONAL CONTRACTS

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

                                   2002           2001
                              ____________   _____________
     Governmental Agency A         24%             27%

     Governmental Agency B         24%             24%

     Governmental Agency C         13%             15%

     Governmental Agency D         24%             18%

                       AVALON CORRECTIONAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE YEARS 2002 AND 2001

     The Company has a fifteen year Residential Services contract with West Texas Community Supervision and Corrections Department and a four year Residential Services contract with the Texas Department of Criminal Justice Parole Department to provide correctional services in El Paso, Texas extending through August 31, 2011 and August 31, 2004, respectively, plus a multi-use contract for the period from September 2001 through August 2003. The Company's current Residential Services contracts with the Oklahoma Department of Corrections extend through June 30, 2003. The Company's current contracts with the Colorado Department of Corrections extend through June 30, 2003.

NOTE 7.  LONG-TERM DEBT AND REDEEMABLE COMMON STOCK

      Long-term debt consists of the following:

                                                              December 31,
                                                          2002          2001
                                                      ____________   __________
     Revolving line of credit with finance company,
       collateralized by accounts receivable, with
       interest at 1% over prime (effective rate
       of 5.0% at December 31, 2002), payable
       monthly; due Feb 2005                          $  1,423,000   $   495,000

     Notes payable to banks, collateralized by
       transportation equipment, due in installments
       through March 2012 with interest ranging
       from 1.9% to 10.85%                                 641,000       699,000

     Notes payable to banks and finance companies,
       collateralized by land, buildings, and
       improvements due in monthly and quarterly
       installments through February 2005 with
       interest ranging from 4.31% to 11%               11,794,000    13,644,000

     Note payable to an investment company,
       uncollateralized with interest at 12.5%,
       payable quarterly, due in four quarterly
       installments beginning in 2005, including
       original issue premium                          10,202,000    10,254,000
                                                      ____________    __________
                                                      $ 24,060,000  $ 25,092,000

     Less - current matuities                            3,515,000     2,545,000
                                                      ____________    __________
                                                      $ 20,545,000  $ 22,547,000
                                                      ____________    __________
                                                      ____________    __________

     The aggregate maturities of long-term debt for each of the next five years are as follows: 2003: $3,515,000; 2004: $10,055,000; 2005: $2,610,000; 2006:
$7,551,000; 2007: $25,000 and $304,000 thereafter.

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

                       AVALON CORRECTIONAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE YEARS 2002 AND 2001

their fair values. Costs of $511,000 allocated to the redeemable common stock reduced its original book value to $4,124,000. Costs of $1,143,000 allocated to the debt instrument are included in other assets and are being amortized to interest expense over the life of the debt instrument using the effective interest method.

     Certain notes payable to finance and investment companies contain covenants that require the Company, among other things, to maintain certain earnings and debt coverage ratios and receive approval for certain capital expenditures as defined in the agreements. The Company was in compliance with all debt covenants at December 31, 2002.

NOTE 8.  CONVERTIBLE DEBENTURES

     The Company completed a private placement of $4,150,000 of convertible debentures on September 12, 1997. The convertible debentures bear interest at 7.5%, payable semi-annually, and mature on September 12, 2007. The Company may redeem the convertible debentures at any time after May 2000 at 106.5% of principal, declining to 100% at maturity. The convertible debentures are convertible into common stock at $3.00 per share at any time until their maturity. The convertible debenture holders signed agreements to subordinate the debentures to the $10,000,000 face value note issued on September 16, 1998.

NOTE 9.  STOCKHOLDERS' EQUITY

     The Company issued Class E warrants to purchase 79,000 shares of Common Stock in September 1997, in connection with the private placement of Convertible Debentures. The Company recognized $148,000 of cost based upon the difference in the exercise price of the Class E warrants and the current market price of the common stock on the date of the issuance. This cost was recorded as debenture issue costs and was classified in other assets on the balance sheet. The debenture issue cost was amortized to expense over the term of the convertible debentures. The Class E stock purchase warrants expired in September 2002.

     The company issued 200,539 stock purchase warrants to financial advisors in September 1998, in connection with the $15,000,000 private placement. The stock purchase warrants expired in September 2002.

     A 1994 agreement provided for the issuance of an option to issue 750,000 common stock purchase warrants to purchase common stock at $1.50 per share for each dollar of Company debt guaranteed by the Company's CEO. The warrants have a five-year term from the date of issuance, March 9, 2001.

NOTE 10.  STOCK OPTION PLAN

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

     The options generally vest within five years and have a ten-year expiration period. The Company amended its Plan on December 1, 1996, increasing the number of shares available under the Plan to 600,000. Non-statutory options have been granted providing for the issuance of 505,832 shares of Class A common stock at exercise prices ranging from $1.50 to $4.25 per share. Options providing for the issuance of 441,490 shares were exercisable at December 31, 2002.

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

                       AVALON CORRECTIONAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE YEARS 2002 AND 2001

                                                2002            2001
                                             __________     ___________
           Net Income
                As reported                 $ 1,261,000     $ 1,325,000
                Pro forma                     1,071,000       1,048,000

           Basic income per share
                As reported                 $      0.26            0.28
                Pro forma                          0.22            0.22

           Diluted income per share
                As reported                 $      0.22            0.25
                Pro forma                          0.17            0.21

     The fair value of each grant is  estimated  on the date of grant  using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions used:
                                              2002       2001
                                           _________   _________
               Dividends                         -          -

               Expected Volatility           35.0%      67.0%

               Risk free interest rate        3.1%       5.1%

               Expected life (years)            10         10

     The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options with no vesting restrictions and which are fully transferable. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Company's employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. It is management's opinion that the existing models do not provide a reliable measure of the fair value of its employee stock options because the model assumes the security being measured is widely traded and liquid. The Company's stock does not have a significant trading volume and is illiquid.

     A summary of the status of the Company's stock option plan as of December 31, 2002 and 2001, and changes during the years ending on those dates is presented below.
                                      2002                       2001
                                   _________                  _________
                                         Weighted                    Weighted
                                          Average                     Average
                                         Exercise                    Exercise
                           Shares          Price       Shares          Price
                         _________      _________    __________      __________

Outstanding at beginning
  of year                  461,060      $     1.69      479,610      $     1.69
Granted                    104,500            2.31       96,700            1.70
Exercised                 (47,378)            1.65     (81,994)            1.56
Forfeited                 (12,350)            1.88     (33,256)            1.70
                         __________                   _________


Outstanding at end of
  year                     505,832            1.83      461,060            1.69
                         __________                   _________
                         __________                   _________
Options exercisable at
  year end                 441,490            1.79      380,028            1.71
                         __________                   _________
                         __________                   _________

 Weighted average fair
value options granted                   ____________             ______________
during the year                            $    1.24                 $     1.37
                                        ____________             ______________
                                        ____________             ______________

                       AVALON CORRECTIONAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE YEARS 2002 AND 2001

     The following table summarizes information about fixed-price stock options outstanding at December 31, 2002.

                             Options Outstanding             Options Exercisable
                           __________________________   ________________________
                                   Weighted
                                   Average      Weighted                Weighted
                     Number        Remaining    Average   Number        Average
                     Outstanding   Contractual  Exercise  Exercisable   Exercise
                     at 12/31/02   Life (years) Price     at 12/31/02   Price
                    ____________   ___________  ________  ___________   ________

Range of exercise
  price
 $1.50 to $2.25         402,332          6.66    $  1.70      378,615   $   1.69
 $2.26 to $3.39         101,500          9.19       2.32       60,875       2.35
 $3.40 to $4.25           2,000          5.13       4.00        2,000       4.00
                                                           __________
 $1.50 to $4.25         505,832                               441,490
                    ____________                           __________
                    ____________                           __________

NOTE 11.  ACQUISITIONS AND CONTRACTS

     On September 1, 2002, the Company began managing the Roy K. Robb facility in San Angelo, Texas. The operation of the facility is governed by a contract with Tom Green County in Texas. Roy K. Robb is a post-adjudication juvenile substance abuse facility contracting with surrounding counties to house and rehabilitate youth. The contract to operate the facility extends for five years, contains an option to extend for another five years, and allows a 120-day notice of termination. The facility is a single building in a medium security environment.

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

     The Oklahoma Office of Juvenile Affairs (OJA), in a cost-cutting move, did not exercise the option for the final year of a five-year contract providing for the care of 80 juveniles at the Union City Juvenile Center. The contract expired on December 2, 2002 and as of February 14, 2003, the facility remains vacant while other sources of offenders are being pursued. This is the first time the Company has not had a multi-year contract extension renewed. The contract is the only one the Company had with OJA. The Union City facility is a marketable facility and the Company is actively seeking a replacement population.

      The Company's contracts relating to capitalized intangible assets are not associated with the Union City facility. Avalon seeks to follow the industry practice in valuation of intangible assets and has no indication that other private prison companies have adopted differing policies. Management is not aware of any additional contract non-renewals or losses.

                       AVALON CORRECTIONAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE YEARS 2002 AND 2001

NOTE 12.  EARNINGS PER SHARE

     The following table sets forth the computation of earnings per share and earnings per share assuming dilution.

                                                       2002              2001
                                                    ___________      ___________
     Numerator

       Net income - basic                         $  1,261,000      $  1,325,000

       Effect of dilutive securities, net
          of income tax:

        -interest reduction on assumed debenture
        conversions                                    173,000           289,000
                                                  ____________        __________
     Numerator for earnings per share assuming
       dilution                                   $  1,434,000      $  1,614,000
                                                  ____________        __________
                                                  ____________        __________
     Denominator for earnings per share:

       Weighted average shares outstanding-basic     4,891,942         4,808,067

     Effect of dilutive securities

       - debenture conversions                       1,283,333         1,283,333

       - stock options                                  68,149            62,919

       - stock warrants                                201,220           178,288
                                                  ____________        __________
     Demnominator for earnings per share
      assuming dilution                              6,444,644         6,332,607
                                                  ____________        __________
                                                  ____________        __________
       Earnings per share, basic                  $       0.26              0.28
                                                  ____________        __________
                                                  ____________        __________
       Earnings per share assuming dilution       $       0.22              0.25
                                                  ____________        __________
                                                  ____________        __________

     Outstanding options and warrants of 103,500 and 203,539 for the periods ended December 31, 2002 and 2001, respectively, have been excluded from the above calculations as they would be anti-dilutive.

                       AVALON CORRECTIONAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE YEARS 2002 AND 2001


NOTE 13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts and estimated fair values of the Company' financial instruments, none of which were held for trading purposes, were as follows:

                                             Year Ended December 31,

                                        2002                        2001
                                   _____________________  _____________________
                                   Carrying   Estimated   Carrying  Estamated
                                   Amount     Fair Value  Amount    Fair Value
                                   _____________________  ____________________
   Financial Assets

    Cash and cash equivalents   $ 1,250,000 $ 1,250,000 $ 2,389,000 $  2,389,000

    Certificates of deposit       1,800,000   1,800,000         ---          ---

    Notes receivable                 10,000      10,000       35,000      35,000

  Financial liabilities

    Variable rate debt           12,448,000  12,448,000   12,940,000  12,940,000

    Fixed rate debt              11,612,000  13,070,000   12,152,000  12,957,000

    Convertible debentures        3,850,000   4,430,000    3,850,000   4,382,000

    Redeemable common stock       3,176,000   2,369,000    3,470,000   3,229,000

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

Certificates of Deposit - The carrying amounts reported in the accompanying consolidated balance sheets for certificates of deposit approximate fair value due to the liquid nature of the instruments.

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

Redeemable Common Stock - Fair value of redeemable common stock is calculated assuming exercise of the purchase option under the terms of the stock purchase agreement at December 31, 2002 and 2001.

                       AVALON CORRECTIONAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE YEARS 2002 AND 2001

NOTE 14.  INCOME TAX

   Income tax expense consists of the following for the years ended December 31:

                                                       2002           2001
                                                  _____________  _______________

             Current
                 Federal                           $     357,000  $         ---
                 State                                    41,000            ---
                                                  _____________  _______________
                                                   $     398,000  $         ---
             Deferred
                Federal                            $     207,000  $         ---
                State                                     27,000            ---
                                                  ______________  ______________
                                                   $     234,000  $         ---
                                                  ______________  ______________

                       Total                       $     632,000  $         ---
                                                  ______________  ______________
                                                  ______________  ______________

     The following is a reconciliation of the provision for (benefit from) income taxes from continuing operations computed by applying the Federal statutory rate of 34% and the effective income tax rate for the years ended December 31, 2002 and 2001:
                                                      Year ended December 31,

                                                        2002           2001
                                                  _____________  _______________

Provision for income taxes at statutory rate   $     644,000  $     451,000

State income taxes, net of federal benefit            75,000            ---

Nondeductible expenses                                19,000         14,000

Change in valuation allowance                       (73,000)      (523,000)

Change in prior year estimate                       (33,000)         58,000
                                                  _____________  _______________
      Total provision for income taxes         $     632,000  $         ---
                                                  _____________  _______________
                                                  _____________  _______________

      Deferred tax assets and liabilities             Year ended December 31,
                                                        2002           2001
                                                  _____________  _______________
 Deferred tax assets:

   Net operating loss carry forward            $         ---  $     303,000

   Nondeductible investee losses                     344,000        256,000

   Nondeductible accruals and allowances              64,000         86,000
                                                  ____________   _______________
                                               $     408,000  $     645,000

   Less: Valuation allowance                             ---       (73,000)
                                                  ____________   _______________
      Deferred tax assets                      $     408,000  $     572,000

Deferred tax liabilities

   Property and equipment                      $   (491,000)  $   (506,000)

   Intangible assets                                (85,000)            ---
                                                  ____________   _______________
      Deferred tax liabilities                 $   (576,000)  $   (506,000)
                                                  ____________   _______________
      Net deferred tax asset (liability)       $   (168,000)  $      66,000
                                                  ____________   _______________
                                                  ____________   _______________

                       AVALON CORRECTIONAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE YEARS 2002 AND 2001


     The valuation allowance on tax assets decreased $73,000 in 2002 and $523,000 in 2001. The decrease in valuation allowance in 2002 and 2001 was primarily due to the utilization of net operating loss carry forwards.

NOTE 15.  RELATED PARTY TRANSACTIONS

     In November 2000, the Company executed an agreement to manage the operations of an entity owned by an affiliate. Fees received under this agreement totaled $180,000 and $548,000 for the years ended December 31, 2002 and 2001, respectively.

NOTE 16.  COMMITMENTS AND CONTINGENCIES

     Total lease expense was $220,000 and $109,000 for 2002 and 2001, respectively, under all operating leases. The future minimum lease payments are as follows: 2003 - $222,000, 2004 - $216,000, 2005 - $162,000, 2006 - $141,000,
2007 - $89,000, thereafter - $0.

     The Company holds a 15% equity interest in an assisted living center and has guaranteed debt related to the building of the investee. The Company has recognized losses of the investee and has reduced its carrying value in the investment to zero. Debt payments are made by the investee semi-annually and range in amounts from $45,000 to $90,000 by the time of the final payment on May 1, 2016. The outstanding debt balances were $1,705,000 and $1,780,000 at December 31, 2002 and 2001, respectively, were contingent and not recognized in the Company's consolidated financial statements. The Company would have the right to sell the living center as a going concern and use any proceeds, after payment of debts, to recover amounts owed to it by the living center in the event of default of the debt payments. The Company expects that the proceeds from the sale of the living center would exceed the existing debt.

     The Company executed a three-year employment agreement with the Company's CEO in 1997. The agreement provides for compensation at a base rate and increases to be determined on an annual basis by the Board of Directors. The agreement also contains provisions for severance pay and disability payments, as well as a non-compete agreement preventing the CEO from engaging in a business deemed similar to that of the Company. The Board of Directors extended this agreement for three additional years in December 2001. The Company terminated its deferred compensation plan for key executives in 2002.

NOTE 17.  LITIGATION

     The Company is a party to litigation arising in the normal course of business. Management believes that the ultimate outcome of these matters will not have a material effect on the Company's financial condition or results of operations.

                     AVALON CORRECTIONAL SERVICES, INC

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                   PART III

ITEM  9.  DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

MANAGEMENT -

      Name                   Age     Position(s) with the Company

      Donald E. Smith ...... 50 Chief Executive Officer and Director
      James L. Saffle........50 President
      Patrick Sullivan ..... 36 Vice President of Texas Operations
      Thomas M Sullivan .....44 Vice President of Colorado Operations
      Randall J. Wood .......44 Corporate Secretary, Vice President, and Counsel
      Tiffany Smith .........35 Vice  President of Corporate Communications
      Lloyd Lovely ..........53 Vice President of Finance
      Eric Gray ............ 46 Vice President and Counsel
      Robert O. McDonald ....64 Director
      Mark S. Cooley ........45 Director
      James P. Wilson .......44 Director
      Charles W. Thomas .....59 Director


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

     Patrick Sullivan is Vice President of Texas Operations and has over fifteen years of experience in the field of criminal justice and security operations. His expertise is in staff management, facility operations, risk management, and rehabilitative programs. He currently has administrative responsibility and oversight for the Company's Texas intermediate sanction secure and non-secure correctional facilities, and a post-adjudication facility for juveniles. Before joining Avalon, Mr. Sullivan was Vice President of Facility Operations, Unit Director for a multi-use secure facility, Operations Director, and Life Skills Coordinator for the Texson Management Group, Inc. Prior to Texson, he held positions as Captain at the Kyle Unit, Assistant Shift Supervisor, and Correctional Officer for the Wackenhut Corrections Corporation. He attended Sam Houston University in Huntsville, Texas, and San Antonio College.

                      AVALON CORRECTIONAL SERVICES, INC

     Thomas M. Sullivan is Vice President of Colorado Operations. Mr. Sullivan is a 24 year veteran of law enforcement and corrections, having worked at the Montana State Prison, at the Alpha Center as Community Corrections provider, and in Denver as a Parole Officer and Parole Supervisor. He is a nationally recognized speaker on gangs and has co-authored a research book on the Racist Asatru Religion. Mr. Sullivan continues to be the Colorado State Coordinator for the National Major Gang Task Force. He is a veteran of the US Navy, and received his bachelor's degree from the University of Hawaii. Mr. Sullivan was the 1994 Division of Adult Parole "Employee of the Year", received the Colorado STING "Gang Officer of the Year" in 2002, and was the recipient of the Colorado Association of Robbery Investigators "Lifetime Achievement" award in 2002.

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

                       AVALON CORRECTIONAL SERVICES, INC

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

     Charles W. Thomas, Ph.D. was appointed as a Director-elect of Avalon in December 2000 and was elected as a Director by the shareholders at the 2001 annual meeting. Dr. Thomas received his B.S. degree from McMurry University in 1966 and his M.A. and Ph.D. degrees from the University of Kentucky in, respectively, 1969 and 1971. After serving on the faculty of Virginia Commonwealth University, the College of William and Mary, and Bowling Green State University, he became a Professor of Criminology at the University of Florida in 1980. He retired from his academic position in 1999 but continues to publish the results of his on-going research on the economic, legal, and public policy aspects of privatization. From 1997-2000, Dr. Thomas was a member of the board of directors of Prison Realty Trust. Dr. Thomas is now Vice President for Quality Assurance at ConnecGov, Inc., a privately held corporation that specializes in computer-based training and distance learning.

ITEMS 10, 11 and 12.

     The information required by these Items has been incorporated by Reference from the Company's definitive proxy statement, which will be filed with the Commission not later than 120 days after December 31, 2002.

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

     4.           i     Form of Stock Certificate (1)
                  ii    Form of Convertible Debenture Agreement (6)

     10.          i     Stock Option Plan adopted by Board of Directors on
                        August 16, 1994 (4)
                  ii    Change of Control Agreement between Donald E. Smith and
                        Avalon Community Services, Inc.dated August 25, 1997.(5)
                  iii   Employment Agreement with Donald E. Smith dated August
                        8, 1997. (5)
                  iv    Agreement dated June 1, 1998 between Southern
                        Corrections Systems, Inc. and the Texas Department of
                        Criminal Justice. (7)
                  v     Financing agreement between Avalon Community Services,
                        Inc., and Fleet Capital Corporation dated February 25,
                        1999. (8)
                  vi    Amended and Restated Loan and Security Agreement between
                        Avalon Correctional Services, Inc., et al., and Fleet
                        Capital Corporation, dated December 9, 1999. (10)
                  vii   Agreement dated September 16, 1998, between Avalon
                        Community Services, Inc., and RSTW Partners III. (9)

     21.          i     Subsidiaries of Registrant.  The Registrant's wholly
                        owned subsidiary, Southern Corrections Systems, Inc., is
                        the sole member of The Villa at Greeley, L.L.C., a
                        Colorado limited liability company.   Southern
                        Corrections Systems, Inc., is the sole voting member of Adams Community Corrections Program, Inc., a Colorado nonprofit corporation.

                       AVALON CORRECTIONAL SERVICES, INC

     99.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

     99.2 Certification of the Vice President of Finance, pursuant to 18 U.S. C. section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

 (b)            Reports on Form 8-K - none

Footnotes:
         1) Incorporated herein by reference to the Registrant's Registration Statement on Form S-18 dated March 26, 1991.
         2) Incorporated herein by reference to the Registrant's Post Effective Amendment No. 1 to Registration Statement on Form S-18 dated August 3, 1992.
         3) Incorporated herein by reference to the Registrant's Form 10-KSB for the fiscal year ended December 31, 1993 and dated March 24, 1994.
         4) Incorporated herein by reference to the Registrant's Registration
            Statement on Form SB-2 dated September 13, 1995 and amended.
         5) Incorporated herein by reference to the Registrant's Registration
            Statement on Form S-2 Amendment No. 1 dated April 16, 1996 and amended.
         6) Incorporated herein by reference to the Registrant's Form S-2 dated December 22, 1997.
         7) Incorporated herein by reference to the Registrant's Registration Statement on Form S-2 dated September 14, 1998.
         8) Incorporated by reference to the Registrant's Form 8-K dated March 10, 1999.
         9) Incorporated by reference to the Registrant's Form 8-K dated October 1, 1998.
         10)Incorporated by reference to the Registrant's Registration Statement on Form S-2 dated March 24, 2000.

ITEM 14.  CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES -

     The Company maintains controls and procedures designed to ensure that information required to be disclosed in this report is recorded, processed, accumulated, and reported to its management, including the chief executive officer and the vice president of finance, to allow timely decisions regarding the required disclosure. Within the 90 days prior to the filing date of this report, Avalon's management, with the participation of its chief executive officer and its vice president of finance, performed an evaluation of the effectiveness of the design and operation of these disclosure controls and procedures. Those officers have concluded that such disclosure controls and procedures are effective at ensuring that required information is disclosed in the Company's reports.

CHANGES IN INTERNAL CONTROLS -

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

                       AVALON CORRECTIONAL SERVICES, INC

ITEM 15.  SIGNATURES.

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

                                          Dated: February 21, 2003

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:   s\ Donald E. Smith
Donald E. Smith
Chief Executive Officer and Director                   Dated:  February 21, 2003



By:   s\ Robert O. McDonald
Robert O. McDonald
Director                                                Dated: February 21, 2003



By:   s\ Mark S. Cooley
Mark S. Cooley
Director                                                Dated: February 21, 2003



By:   s\ James P. Wilson
James P. Wilson
Director                                                Dated: February 21, 2003



By:   s\ Charles W. Thomas, Ph.D.
Charles W. Thomas
Director                                                Dated: February 21, 2003



By:   s\ Lloyd Lovely
Lloyd Lovely
Vice President of Finance                               Dated: February 21, 2003

                       AVALON CORRECTIONAL SERVICES, INC


                                CERTIFICATIONS
I, Donald E. Smith, certify that:

1.    I  have   reviewed   this  annual   report  on  Form  10-KSB  of  Avalon
      Correctional Services, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is make known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c)  presented  in   this  annual  report  our  conclusions   about   the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant"s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's board of directors:

      a)  all  significant  deficiencies  in  the   design   or  operation  of
          internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrants other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 21, 2003


/s/ Donald E. Smith

Donald E. Smith
Chief Executive Officer

                       AVALON CORRECTIONAL SERVICES, INC

I, Lloyd Lovely, certify that:

1.    I  have   reviewed   this  annual   report  on  Form  10-KSB  of  Avalon
      Correctional Services, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant's  other  certifying   officers  and  I  are  responsible
      for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is make known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in   this   annual  report  our  conclusions   about the
          the effectiveness of the disclosure controls and procedures based on the evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 21, 2003


/s/ Lloyd Lovely

Lloyd Lovely
Vice President of Finance

                       AVALON CORRECTIONAL SERVICES, INC

                                                                  Exhibit 99.1

                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Avalon Correctional Services, Inc. (the "Company") on Form 10-KSB for the period ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Donald E. Smith, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, That to the best of my knowledge:


       (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

       (2)     The information contained in  the  Report fairly presents, in all
               material   respects,  the  financial  condition  and  results  of
               operations of the Company.

/s/ Donald E. Smith

Donald E. Smith
Chief Executive Officer
February 21, 2003

                       AVALON CORRECTIONAL SERVICES, INC
                                                                 Exhibit 99.2

                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Avalon Correctional Services, Inc. (the 'ompany') on Form 10-KSB for the period ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the 'Report'), I, Lloyd Lovely, Vice President of Finance, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, That to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Lloyd Lovely

Lloyd Lovely
Vice President of Finance
February 21, 2003