Form 10-Q
period 2003-03-31
AVALON CORRECTIONAL SERVICES INC
filed 2003-05-05
CIK 872202

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (D)OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003

                         Commission File Number: 0-20307


                       AVALON CORRECTIONAL SERVICES, INC.
             (Exact name of registrant as specified in its charter)


         Nevada                                                       13-3592263
(State of Incorporation)                           (I.R.S. Employer I.D. Number)

               13401 Railway Drive, Oklahoma City, Oklahoma 73114
                    (Address of principal executive offices)

                                 (405) 752-8802
                           (Issuer's telephone number)


     Indicate by check mark whether the registrant issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     As of April 29, 2003, 4,895,002 shares of the issuer's Class A common stock, par value $.001, were issued and outstanding.

                         PART I - FINANCIAL INFORMATION
               AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                      March 31,        December 31,
                                                                        2003               2002
                                                                 ---------------      ---------------
ASSETS
Current assets:
   Cash and cash equivalents                                       $     440,000      $   1,250,000
   Certificates of deposit                                             1,800,000          1,800,000
   Accounts receivable, net                                            3,300,000          2,768,000
   Prepaid expenses and other                                            496,000            287,000
                                                                   -------------      -------------
         Total current assets                                      $   6,036,000      $   6,105,000
Property and equipment, net                                           30,541,000         30,041,000
Intangible assets                                                      3,685,000          3,770,000
                                                                   -------------      -------------
         Total assets                                              $  40,262,000      $  39,916,000
                                                                   =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable, accrued liabilities and other                 $     902,000      $     624,000
   Accrued payroll                                                       307,000            571,000
   Accrued income tax                                                    286,000            265,000
    Current maturities of long-term debt                               3,074,000          3,515,000
                                                                   -------------       ------------
         Total current liabilities                                 $   4,569,000      $   4,975,000
Long-term debt, less current maturities                               21,003,000         20,545,000
Convertible debentures                                                 3,850,000          3,850,000
Deferred income taxes                                                    232,000            232,000
Redeemable common stock, $.001 par value
     1,622,448 shares issued and outstanding                           2,822,000          3,176,000
Stockholders' equity:
   Common stock: Par value $.001; 24,000,000 shares
           authorized; 4,895,002 shares issued and
           outstanding, less 1,622,448 shares subject
                to repurchase                                              3,000              3,000

    Preferred stock; par value $.001; 1,000,000
          shares authorized; none issued                                     ---                ---
   Paid-in capital                                                     8,262,000          7,908,000
   Accumulated deficit                                                 (479,000)          (773,000)
                                                                     -----------       ------------
         Total liabilities and stockholders' equity                $  40,262,000       $ 39,916,000
                                                                   =============       ============



 The accompanying notes are an integral part of these consolidated financial statements.

               AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                               Three Months Ended
                                                    March 31,

                                           2003                        2002

                                    ---------------            -----------------
Revenues                                  6,170,000            $       6,625,000
                                    ---------------            -----------------
Costs and expenses
   Direct operating                       4,379,000            $       4,468,000
   General and administrative               358,000                      512,000
   Depreciation and amortization            357,000                      495,000
   Interest expense                         589,000                      654,000
                                    ---------------            -----------------
Net income from operations
   before income tax expense        $       487,000            $         496,000
   Income tax expense                       192,000                      135,000
                                    ---------------            -----------------
Net income                          $       295,000            $         361,000
                                    ===============            =================

Net income per share, basic         $          0.06            $            0.07
                                    ===============            =================


Net income per share, diluted       $          0.05            $            0.07
                                    ===============            =================



       The accompanying notes are an integral part of these consolidated financial statements.

               AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                              For the three months ended March 31,


                                                                     2003                 2002
                                                                   -------------     -------------
OPERATING ACTIVITIES:
   Net income                                                      $     295,000     $     361,000
   Adjustments to reconcile net income to
     net cash provided by (used in) operating activities:
        Depreciation and amortization                                    357,000           495,000
        Amortization of debt issue costs                                  74,000            79,000
   Gain on sale of property                                              (2,000)               ---
   Changes in operating assets and liabilities:
        Increase in:
             Accounts receivable                                       (532,000)          (289,000)
             Prepaid expenses and other                                (209,000)          (219,000)
        Increase (decrease) in accounts payable,
                 accrued liabilities and other                            35,000          (569,000)
                                                                   -------------      -------------
        Net cash provided by (used in) operations                  $      18,000      $   (142,000)
                                                                   -------------      -------------
INVESTING ACTIVITIES:
     Capital expenditures                                          $   (851,000)      $   (137,000)
     Proceeds from disposition of property                                 7,000                ---
                                                                   -------------      -------------
        Net cash used in investing activities                      $   (844,000)      $   (137,000)
                                                                   -------------      -------------
FINANCING ACTIVITIES:
     Proceeds from borrowing                                       $   7,712,000      $   7,092,000
     Repayment of borrowing                                          (7,696,000)        (7,696,000)
     Proceeds from warrant and option exercise                               ---             31,000
                                                                   -------------      -------------
        Net cash provided by (used in) financing activities        $      16,000      $   (573,000)
                                                                   -------------      -------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                          $   (810,000)      $   (852,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         1,250,000          2,389,000
                                                                   -------------      -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $    440,000       $   1,537,000
                                                                   =============      =============


       The accompanying notes are an integral part of these consolidated financial statements.

               AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

Interim Financial Statements  -

     The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the December 31, 2002 Form 10-KSB filing. The results of operations for the three months ended March, 31, 2003, are not necessarily indicative of the results that may be expected for the entire year ended December 31, 2003.

     The consolidated balance sheet as of March 31, 2003, the statements of operations for the three months ended March 31, 2003 and 2002 and the statements of cash flows for the three months ended March 31, 2003 and 2002 are unaudited and, in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the financial position as of such date and the results of operations and cash flows for the period then ended. All such adjustments are of a normal and recurring nature.

Stock-Based Compensation -

     The Company has a stock-based compensation plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                                    Three months ended March 31,
                                                    ----------------------------
                                                       2003              2002
                                                    -----------    -------------
Net income, as reported                            $    295,000    $     361,000
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects               13,000           19,000
                                                    -----------     ------------
Pro forma net income                               $    282,000    $     342,000
                                                    -----------     ------------
                                                    -----------     ------------
Earnings per share:
      Basic - as reported                                 $0.06            $0.07
      Basic - pro forma                                    0.06             0.07
      Diluted - as reported                                0.05             0.07
      Diluted - pro forma                                  0.05             0.06

NOTE 2.  LONG-TERM DEBT

     Long-term debt consists of the following:
                                                                       March 31,     December 31,

                                                                          2003           2002
                                                                    ------------    -------------
Revolving line of credit with finance company, collateralized by accounts receivable, with interest at 1.0% over prime
    (effective rate of 5.0% at March 31, 2003); due Feb 2005        $    983,000    $   1,423,000
Notes payable to banks, collateralized by transportation
    equipment, due in installments through March 2012
    with interest ranging from 1.9% to 10.9%.                            672,000          641,000
Notes payable to banks and finance companies, collateralized by land, buildings, and improvements due in monthly and quarterly installments through February 2005 with interest ranging from
    3.9% to 11.0%                                                     12,232,000       11,794,000
Note payable to an investment company, uncollateralized
    with interest at 12.5%, payable quarterly, due in four
    quarterly installments beginning in 2005, including original
    issue premium                                                     10,190,000       10,202,000
                                                                     -----------     ------------
                                                                    $ 24,077,000     $  24,060,000
Less - current maturities                                              3,074,000         3,515,000
                                                                    $ 21,003,000     $  20,545,000
                                                                    ============     =============


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

     Certain notes payable to finance and investment companies contain covenants that require the Company, among other things, to maintain certain earnings and debt coverage ratios and receive approval for certain capital expenditures as defined in the agreements. The Company was in compliance with all debt covenants at March 31, 2003.

NOTE 3.  STOCK OPTION PLAN

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

     The options generally vest within three years and have a ten year expiration period. The Company amended its Plan on December 1, 1996, increasing the number of shares available under the Plan to 600,000. Non-statutory options have been granted providing for the issuance of 520,932 shares of Class A common stock at exercise prices ranging from $1.32 to $4.25 per share. Options providing for the issuance of 487,936 shares were exercisable at March 31, 2003.

NOTE 4.  LITIGATION AND CONTINGENCIES

     The Company is a party to litigation arising in the normal course of business. Management believes that the ultimate outcome of these matters will not have a material effect on the Company's financial condition or results of operations.

     The Company holds a 15% equity interest in an assisted living center and has guaranteed debt related to the building of the investee. The Company has recognized losses of the investee and has reduced its carrying value in the investment to zero. Debt payments are made by the investee semi-annually and range in amounts from $45,000 to $90,000 by the time of the final payment on May 1, 2016. The outstanding debt balance was $1,705,000 at March 31, 2003, was contingent and was not recognized in the Company's consolidated financial statements. The Company would have the right to sell the living center as a going concern and use any proceeds, after payment of debts, to recover amounts owed to it by the living center in the event of default of the debt payments. The Company expects that the proceeds from the sale of the living center would exceed the existing debt. The Company believes the consolidation of this entity may be required under FIN 46, effective in the third quarter of the current year. (See Note 6)

     The Oklahoma Office of Juvenile Affairs (OJA), in a cost-cutting move, did not exercise the option for the final year of a five-year contract providing for the care of 80 juveniles at the Union City Juvenile Center. The contract expired on December 2, 2002 and as of April 30, 2003, the facility remains vacant while other sources of offenders are being pursued. This was the first time the Company had not had a multi-year contract extension renewed. The contract is the only one the Company had with OJA. The Union City facility is a marketable facility and the Company is actively seeking a replacement population.

NOTE 5.  EARNINGS PER SHARE

The following table sets forth the computation of earnings per share and earnings per share assuming dilution.

                                                           Three months ended
                                                                March 31,

                                                           2003          2002
                                                        -----------  -----------
Numerator:
   Net income - basic                                   $   295,000   $  361,000
   Effect of dilutive securities, net of income tax:
    - interest reduction on assumed debenture
      conversions                                            43,000       72,000
                                                        -----------   ----------
Numerator for earnings per share, diluted               $   338,000   $  433,000
                                                        ===========   ==========
Denominator for earnings per share:
   Weighted average shares outstanding - basic            4,895,002    4,847,938
   Effect of dilutive securities:
    - debenture conversions                               1,283,333    1,283,333
    - stock options                                             ---      104,904
    - stock warrants                                            ---      248,924
                                                        -----------   ----------
Denominator for earnings per share, diluted               6,178,335    6,485,099
                                                        ===========   ==========
Income per share, basic                                 $      0.06   $     0.07
                                                        ===========   ==========
Income per share, diluted                               $      0.05   $     0.07
                                                        ===========   ==========

     Outstanding options and warrants of 1,330,932 for the three months ended March 31, 2003, and 268,039 for the three months ended March 31, 2002, have been excluded from the above calculations as they would be anti- dilutive.

NOTE 6.  RECENTLY ADOPTED ACCOUNTING STANDARDS

     In January 2003, the FASB issued Interpretation No.46, Consolidation of Variable Interest Entities (FIN 46). Subject to certain criteria defined in the Interpretation, FIN 46 will require consolidation by business enterprises of variable interest entities if the enterprise has a variable interest that will absorb the majority of the entity's expected losses, receives a majority of its expected returns, or both. The provisions of FIN 46 are effective immediately for interests acquired in variable interest entities after January 31, 2003, and at the beginning of the first interim or annual period beginning after June 15, 2003, for interests acquired in variable interest entities before February 1, 2003, (for the Company in the third quarter of 2003). The Company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations. Certain transitional disclosures required by FIN 46 in all financial statements initially issued after January 31, 2003, have been included in the accompanying financial statements.

AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This document contains statements that are not historical but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These include statements regarding the expectations, beliefs, intentions, or strategies for the future. The Company intends that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many uncertainties and risks which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward- looking statements. Examples of such uncertainties and risks include, but are not limited to: fluctuations in occupancy levels and labor costs; the ability to secure both new contracts and the renewal of existing contracts; the availability and cost of financing to redeem common shares and to expand the Company's business; and public resistance to privatization. Additional risk factors include those discussed in periodic reports filed by the Company from time to time. The
Company does not undertake any obligation to update any forward-looking statements.

Liquidity and Capital Resources -

     The Company's business strategy is to focus on the private community corrections industry, expanding its operations in existing and additional states through new federal and state contracts and selective acquisitions. The successful implementation of the Company's growth plan will create the need for additional capital and financing.

     Working capital at March 31, 2003 was $1,467,000 representing a current ratio of 1.32:1.00, compared to working capital of $1,130,00 and a current ratio of 1.23:1.00 at March 31, 2002. Capital expenditures have been $851,000 in 2003, compared to $137,000 in 2002. The 2003 capital expenditures include the expansion of the Phoenix Center to 215 beds, scheduled for completion in the summer of 2003. The 2002 capital expenditures include normal, operating purchases of vehicles, equipment, and building improvements.

     The Company had approximately $4,100,000 of cash, short-term investments, and revolving credit available for new projects at March 31, 2003. The Company believes it has adequate cash reserves and cash flow from operations to meet its current cash requirements. The Company expects current contracts to generate sufficient income to increase cash balances.

     The Company has a senior credit facility with Fleet Capital Corporation consisting of a $13,500,000 term loan and a revolving line of credit equal to the lesser of $3 million or 80% of eligible accounts receivable.

Results of Operations -

Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002.

     The Company's revenues decreased by 7% to $6,170,000 for the three months ended March 31, 2003 from $6,625,000 for the three months ended March 31, 2002. The decreased revenues were a result of the expiration of the Union City Juvenile Center contract in December 2002. The revenues from the Union City contract were partially offset by increased revenues from new from the Company's Oklahoma and Texas facilities. The Union City Juvenile Center operations contributed approximately $971,000 to revenues in the first quarter of 2002. Earnings before interest, taxes, depreciation, and amortization for the three months ended March 31, 2003 were $1,433,000 compared to $1,645,000 for the three months ended March 31, 2002. The decrease in earnings before interest, taxes, depreciation, and amortization was a result of the expiration of the Union City Juvenile Center contract. Earnings before interest, taxes, depreciation, and amortization can be reconciled to earnings before taxes by adding interest and depreciation and amortization expenses to net income before taxes. Income before taxes declined 2% for the three months ended March 31, 2003 to $487,000 compared to $496,000 for the three months ended March 31, 2002. The decrease in income before taxes was minimized by the implementation of significant cost reductions by the Company.


     The Company's net income was $295,000 for the three months ended March 31, 2003 and $361,000 for the three months ended March 31, 2002. The Company recorded a tax provision of $192,000 for the three months ended March 31, 2003, compared to a provision of $135,000 for the three months ended March 31, 2002. The lower effective rate in 2002 was due to the utilization of tax loss carry forwards. The earnings per share were $.06 basic and $.05 diluted for the three months ended March 31, 2003 and were $.07 basic and diluted for the three months ended March 31, 2002. Cash flow from operations increased $160,000 for the three months ended March 31, 2003 compared to the three months ended March 31, 2002.

     Corporate. General and administrative expenses decreased 30% to $358,000 for the three months ended March 31, 2003, from $512,000 for the three months ended March 31, 2002. The decrease was a result of significant cost- containment efforts, particularly in the areas of personnel, travel, and marketing, that were undertaken in light of the expiration of the Union City Juvenile Center contract. Interest expense decreased $65,000 for the three months ended March 31, 2003 versus the first quarter of 2002 as a result of lower interest rates. Depreciation and amortization expenses decreased $138,000 as several assets were fully amortized during 2002.

Critical Accounting Policies -

     Intangible assets. Three of Avalon's facilities - the Avalon Correctional Center, The Villa at Greeley and the Phoenix Center - have intangible assets on their books representing the value allocated to the operating contracts at the time of their acquisition. Through December 31, 2001, these intangible assets were being amortized over a twenty-year period. Financial Accounting Standards Board SFAS 142 requires that intangible assets, whose useful lives are estimated to be indefinite, can no longer be amortized. Avalon's intangible assets have indefinite lives inasmuch as they relate to contracts that are renewable at minimal costs, are routinely renewed and are expected to be renewed. If the intangible assets are shown to be impaired in some future period, they are required to be written down to their fair value in the period when the impairment is ascertained. The Company's intangible assets with indefinite lives total $2,856,000 at March 31, 2003. Any impairments recorded would have an adverse effect on earnings, possibly materially, in the period the impairment is determined. During 2002, independent appraisals were obtained on the related properties. The value on each property was higher than the carrying value of the underlying intangible and tangible assets, so no impairment has been found to exist. Intangible assets with indefinite lives are tested for impairment annually.

     Equity valuation. 1,622,448 shares of the Company's stock (approximately one-third of the issued and outstanding shares) have a put attached which can be exercised in 2003. This put is redeemable under certain circumstances at the holder's option and requires the Company to purchase the stock at the market value. The stock is recorded on the Company's books at an estimated redemption value and is updated quarterly. The stock was recorded at its estimated fair value and is being accreted to the estimated value at the redemption date. This accretion will become more volatile as the redemption date draws nearer, and will ultimately track the price of the stock. This change in stock value is offset by an equal change to Paid-in Capital.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

          Not Applicable

Item 4.   Controls and Procedures

     The Company's chief executive officer and its vice president of finance have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date (the "Evaluation Date") of this quarterly report, and have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate, effective, and ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them timely by others within those entities.

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

Item 3.       Defaults Upon Senior Securities - None.

Item 4.       Submission of Matters to a Vote of Security Holders - None.

Item 5.       Other Information - None.

Item 6.       Exhibits and reports on Form 8-K - None.

The  following  exhibits  are filed as a part of this  Quarterly  Report on Form
10-Q:

     99.1 Certification of Donald E. Smith,Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Certification of Lloyd Lovely, Vice President of Finance, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES

                                   SIGNATURES



     In accordance with the requirement of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:   May 2, 2003                      AVALON CORRECTIONAL SERVICES, INC.





                                     By: s/ Donald E.  Smith
                                        Donald E. Smith, Chief Executive Officer



                                     By: s/ Lloyd Lovely
                                        Lloyd Lovely, Vice President of Finance

                                 CERTIFICATIONS

I, Donald E. Smith, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Avalon Correctional Services, Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure control and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditor and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or no there were significant changes in internal controls or in other factors that could significantly affec internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 2, 2003

/s/ Donald E. Smith

Donald E. Smith
Chief Executive Officer

I, Lloyd Lovely, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Avalon Correctional Services, Inc.;

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

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regar to significant deficiencies and material weaknesses.

May 2, 2003

/s/ Lloyd Lovely

Lloyd Lovely
Vice President of Finance

                                                                    Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Avalon Correctional Services, Inc. (the "Company") on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Donald E. Smith, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)   The  Report  fully  complies with the requirements of section 13 (a) or 15
      (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Donald E. Smith

Donald E. Smith
Chief Executive Officer
May 5, 2003

                                                                    Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Avalon Correctional Services, Inc. (the "Company") on Form 10-Q for the period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Lloyd Lovely, Vice President of Finance of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13 (a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Lloyd Lovely

Lloyd Lovely
Vice President of Finance
May 5, 2003