Form 10-Q
period 2003-06-30
AVALON CORRECTIONAL SERVICES INC
filed 2003-08-05
CIK 872202

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (D)OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2003

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


     Indicate by check mark whether the registrant issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

     As of July 31, 2003, 4,895,002 shares of the issuer's Class A common stock, par value $.001, were issued and outstanding.

                         PART I - FINANCIAL INFORMATION
               AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                         June 30,   December 31,
                                                          2003          2002
                                                      ------------  ------------
ASSETS
Current assets:
   Cash and cash equivalents                          $    444,000  $  1,250,000
   Certificates of deposit                               1,800,000     1,800,000
   Accounts receivable, net                              3,112,000     2,768,000
   Prepaid expenses and other                              505,000       287,000
                                                        ----------    ----------
         Total current assets                         $  5,861,000  $  6,105,000
Property and equipment, net                             30,858,000    30,041,000
Intangible assets                                        3,623,000     3,770,000
                                                        ----------    ----------
         Total assets                                 $ 40,342,000  $ 39,916,000
                                                        ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable, accrued liabilities and other    $    637,000  $    624,000
   Accrued payroll                                         477,000       571,000
   Accrued income tax                                      134,000       265,000
   Current maturities of long-term debt                  2,962,000     3,515,000
                                                        ----------     ---------
         Total current liabilities                    $  4,210,000  $  4,975,000
Long-term debt, less current maturities                 21,098,000    20,545,000
Convertible debentures                                   3,850,000     3,850,000
Deferred income taxes                                      288,000       232,000
Redeemable common stock, $.001 par value
     1,622,448 shares issued and outstanding             2,522,000     3,176,000
Stockholders' equity:
   Common stock: Par value $.001; 24,000,000 shares
           authorized; 4,895,002 shares issued and
           outstanding, less 1,622,448 shares subject
                to repurchase                                3,000         3,000

    Preferred stock; par value $.001; 1,000,000
          shares authorized; none issued                       ---           ---
   Paid-in capital                                       8,562,000     7,908,000
   Accumulated deficit                                   (191,000)     (773,000)
                                                        ----------    ----------
         Total liabilities and stockholders' equity   $ 40,342,000  $ 39,916,000
                                                       ===========   ===========


        The accompanying notes are an integral part of these consolidated financial statements.

               AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                          Three Months Ended           Six Months Ended
                                               June 30,                    June 30,
                                         2003          2002           2003           2002

                                      -----------   -----------   ------------   ------------
Revenues                              $ 6,112,000   $ 6,744,000   $ 12,282,000   $ 13,369,000
                                      -----------   -----------   ------------   ------------
Costs and expenses
   Direct operating                   $ 4,321,000   $ 4,649,000   $  8,700,000   $  9,117,000
   General and administrative             425,000       565,000        783,000      1,077,000
   Depreciation and amortization          370,000       494,000        727,000        989,000
   Interest expense                       594,000       641,000      1,183,000      1,295,000
                                      -----------   -----------   ------------   ------------
Net income from operations
   before income tax expense          $   402,000   $   395,000   $    889,000   $    891,000
   Income tax expense                     114,000        90,000        306,000        225,000
                                      -----------   -----------   ------------   ------------
Net income                            $   288,000   $   305,000   $    583,000   $    666,000
                                      ===========   ===========   ============   ============

Net income per share, basic           $      0.06   $      0.06   $       0.12   $       0.14
                                      ===========   ============  ============   ============


Net income per share, diluted         $      0.05   $       0.06  $       0.11   $       0.12
                                      ===========   ============  ============   ============






        The accompanying notes are an integral part of these consolidated financial statements.

               AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)
                                                       For the six months ended
                                                                June 30,

                                                          2003            2002
                                                       ----------    -----------
OPERATING ACTIVITIES:
   Net income                                        $    583,000  $     666,000
   Adjustments to reconcile net income to
     net cash provided by operating activities:
        Depreciation and amortization                     727,000        989,000
        Amortization of debt issue costs                  123,000        163,000
   Loss on sale of property                                14,000            ---
   Changes in operating assets and liabilities:
        Decrease (increase) in:
             Accounts receivable                        (344,000)        195,000
             Prepaid expenses and other                 (218,000)      (318,000)
        Increase (decrease) in:
             Accounts payable, accrued liabilities,
               and other                                   13,000      (419,000)
             Accrued payroll                             (94,000)       (62,000)
             Accrued income tax                         (131,000)       (45,000)
             Deferred income taxes                         56,000            ---
                                                       ----------     ----------
        Net cash provided by operations             $     729,000  $   1,169,000
                                                       ----------     ----------
INVESTING ACTIVITIES:
     Capital expenditures                           $ (1,534,000)  $   (393,000)
                                                      ----------      ----------
        Net cash used in investing activities       $ (1,534,000)  $   (393,000)
                                                    ------------     -----------
FINANCING ACTIVITIES:
     Proceeds from borrowing                        $  15,258,000  $  14,004,000
     Repayment of borrowing                          (15,259,000)    15,171,000)
     Proceeds from warrant and option exercise               ---          74,000
                                                    ------------    ------------
        Net cash used in financing activities       $    (1,000)   $ (1,093,000)
                                                    ------------    ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS           $  (806,000)   $   (317,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF                1,250,000       2,389,000
PERIOD
                                                    ------------   -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD            $    444,000   $   2,072,000
                                                    ============   =============


       The accompanying notes are an integral part of these consolidated financial statements.

               AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

Interim Financial Statements  -

     The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the December 31, 2002 Form 10-KSB filing. The results of operations for the three months and the six months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the entire year ended December 31, 2003.

     The consolidated balance sheet as of June 30, 2003, the statements of operations for the three months and six months ended June 30, 2003 and 2002 and the statements of cash flows for the six months ended June 30, 2003 and 2002 are unaudited and, in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the financial position as of such date and the results of operations and cash flows for the periods then ended. All such adjustments are of a normal and recurring nature.

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

Stock-Based Compensation -

     The Company has a stock-based compensation plan. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.



                                            Three months ended June 30,  Six months ended June 30,
                                            ---------------------------  -------------------------
                                                2003        2002            2003         2002
                                            ----------   ----------      ----------   ----------
Net income, as reported                     $  288,000   $  305,000      $  583,000   $  666,000
Deduct: Total stock-based employee
compensation expense determined
under fair value based method for all
awards, net of related tax effects              26,000       57,000          52,000      115,000
                                           -----------   ----------      ----------   ----------
Pro forma net income                        $  262,000   $  248,000      $  531,000   $  551,000
                                           ===========   ==========      ==========   ==========
Earnings per share:
  Basic - as reported                            $0.06        $0.06           $0.12        $0.14
  Basic - pro forma                               0.05         0.05            0.11         0.11
  Diluted - as reported                           0.05         0.06            0.11         0.12
  Diluted - pro forma                             0.05         0.05            0.10         0.11

NOTE 2.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                             June 30,      December 31,

                                                                               2003            2002
                                                                          -------------   -------------
Revolving line of credit with finance company, collateralized by accounts receivable, with interest at 1.0% over prime
    (effective rate of 4.8% at June 30, 2003); due Feb 2005               $     827,000   $   1,423,000
Notes payable to banks, collateralized by transportation
    equipment, due in installments through March 2012
    with interest ranging from 2.9% to 10.4%.                                   772,000         641,000
Notes payable to banks and finance companies, collateralized by land, buildings and improvements due in monthly and quarterly installments through February 2005 with interest ranging from
    3.9% to 11.0%                                                            12,284,000      11,794,000
Note payable to an investment company, uncollateralized
    with interest at 12.5%, payable quarterly, due in four quarterly
    installments beginning in 2005, including original issue premium         10,177,000      10,202,000
                                                                         ---------------   ------------
                                                                         $   24,060,000    $ 24,060,000
Less - current maturities                                                     2,962,000       3,515,000
                                                                         --------------    ------------
                                                                         $   21,098,000    $ 20,545,000
                                                                         ===============   ============


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

     Certain notes payable to finance and investment companies contain covenants that require the Company, among other things, to maintain certain earnings and debt coverage ratios and receive approval for certain capital expenditures as defined in the agreements. The Company was in compliance with all debt covenants at June 30, 2003.

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

     The options generally vest within three years and have a ten year expiration period. The Company amended its Plan on December 1, 1996, increasing the number of shares available under the Plan to 600,000, and further amended its Plan on May 21, 2003, increasing the number of shares available to 700,000. Non-statutory options have been granted providing for the issuance of 623,632 shares of Class A common stock at exercise prices ranging from $1.32 to $4.25 per share. Options providing for the issuance of 543,158 shares were exercisable at June 30, 2003.

NOTE 4.  LITIGATION AND CONTINGENCIES

     The Company is a party to litigation arising in the normal course of business. Management believes that the ultimate outcome of these matters will not have a material effect on the Company's financial condition or results of operations.

     The Company holds a 15% equity interest in an assisted living center and has guaranteed debt related to the building of the investee. Debt payments are made by the investee semi-annually and range in amounts from $45,000 to $90,000 by the time of the final payment on May 1, 2016. The outstanding debt balance was $1,665,000 at June 30, 2003, was contingent and was not recognized in the Company's consolidated financial statements. The Company would have the right to sell the living center as a going concern and use any proceeds, after payment of debts, to recover amounts owed to it by the living center in the event of default of the debt payments. The Company expects that the proceeds from the sale of the living center would exceed the existing debt. The Company believes the consolidation of this entity may be required under FIN 46, effective in the third quarter of the current year (see note 6). Total assets of the assisted living center totaled $1,851,000 as of June 30, 2003, and losses for the six months ending June 30, 2003 equaled $45,000.

     The Oklahoma Office of Juvenile Affairs (OJA), in a cost-cutting move, did not exercise the option for the final year of a five-year contract providing for the care of 80 juveniles at the Union City Juvenile Center. The contract expired on December 2, 2002 and as of July 31, 2003, the facility remains vacant while other sources of offenders are being sought. This was the first time the Company had not had a multi-year contract extension renewed. The contract is the only one the Company had with OJA. The Union City facility is a marketable facility and the Company is actively seeking a replacement population.

NOTE 5.  EARNINGS PER SHARE

     The following table sets forth the computation of earnings per share and earnings per share assuming dilution.

                                                       Three months ended            Six months ended
                                                           June 30,                         June 30,
                                                       2003          2002           2003            2002
                                                     ---------     ---------      ---------       ---------
Numerator:
   Net income - basic                             $    288,000   $   305,000   $     583,000    $   666,000
   Effect of dilutive securities:
   - interest reduction on assumed debenture
conversions, net of income tax                          43,000        72,000          87,000        144,000
                                                     ---------     ---------      ----------      ---------
Numerator for earnings per share, diluted         $    331,000   $   377,000   $     670,000    $   810,000
                                                     =========     =========      ==========      =========
Denominator for earnings per share:
   Weighted average shares outstanding - basic       4,895,002     4,888,598       4,895,002      4,868,380
   Effect of dilutive securities:
   - debenture conversions                           1,283,333     1,283,333       1,283,333      1,283,333
   - stock options                                       5,186       118,445             299        107,810
   - stock warrants                                        ---       277,311             ---        262,987
                                                  ------------     ---------      ----------      ---------
Denominator for earnings per share, diluted          6,183,521     6,567,686       6,178,634      6,522,510
                                                  ============     =========      ==========      =========
Income per share, basic                           $       0.06   $      0.06   $        0.12    $      0.14
                                                  ============     =========      ==========      =========
Income per share, diluted                         $       0.05   $      0.06   $        0.11    $      0.12
                                                  ============     =========      ==========      =========

     Outstanding options and warrants of 1,300,432 for the three months ended June 30, 2003, 243,539 for the three months ended June 30, 2002, 1,413,632 for the six months ended June 30, 2003, and 243,539 for the six months ended June 30, 2002, have been excluded from the above calculations as they would be anti-dilutive. The average exercise prices of the excluded, anti-dilutive options and warrants were $1.75 for the three months ended June 30, 2003, and $1.71 for the six months ended June 30, 2003. For both the three and six months ended June 30, 2002, the prices were $3.52.

NOTE 6.  RECENTLY ADOPTED ACCOUNTING STANDARDS

     In January 2003, the FASB issued Interpretation No.46, Consolidation of Variable Interest Entities (FIN 46). Subject to certain criteria defined in the Interpretation, FIN 46 will require consolidation by business enterprises of variable interest entities if the enterprise has a variable interest that will absorb the majority of the entity's expected losses, receives a majority of its expected returns, or both. The provisions of FIN 46 are effective immediately for interests acquired in variable interest entities after January 31, 2003, and at the beginning of the first interim or annual period beginning after June 15, 2003, for interests acquired in variable interest entities before February 1, 2003, (for the Company in the third quarter of 2003). The Company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations. Certain transitional disclosures required by FIN 46 in all financial statements initially issued after January 31, 2003, have been included in note 4.

     In May 2003, the FASB issued Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. Statement 150 is effective for the first interim period beginning after June 15, 2003 (for the Company in the third quarter of 2003). The Company is currently in the process of determining the impact that adoption of the provisions of Statement 150 will have on its financial condition and results of operations.

               AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This document contains statements that are not historical but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These include statements regarding the expectations, beliefs, intentions or strategies for the future. The Company intends that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many uncertainties and risks which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties and risks include, but are not limited to: fluctuations in occupancy levels and labor costs; the ability to secure both new contracts and the renewal of existing contracts; the availability and cost of financing to redeem common shares and to expand the Company's business; and public resistance to privatization. Additional risk factors include those discussed in periodic reports filed by the Company from time to time. The Company does not undertake any obligation to update any forward- looking statements.

Liquidity and Capital Resources -

     The Company's business strategy is to focus on the private community corrections industry, expanding its operations in existing and additional states through new federal and state contracts and selective acquisitions. The successful implementation of the Company's growth plan will create the need for additional capital and financing.

     Working capital at June 30, 2003 was $1,651,000 representing a current ratio of 1.39:1.00, compared to working capital of $1,130,000 and a current ratio of 1.23:1.00 at December 31, 2002. Capital expenditures have been $1,534,000 in 2003, compared to $393,000 in 2002. The 2003 capital expenditures include the expansion of the Phoenix Center to 208 beds, completed in June of 2003. The 2002 capital expenditures include normal, operating purchases of vehicles, equipment, and building improvements.

     The Company had approximately $4,469,000 of cash, short-term investments, and revolving credit available for new projects at June 30, 2003. The Company believes it has adequate cash reserves and cash flow from operations to meet its current cash requirements. The Company expects current contracts to generate sufficient income to increase cash balances.

     The Company has a senior credit facility with Fleet Capital Corporation consisting of a $13,500,000 term loan and a revolving line of credit equal to the lesser of $3 million or 80% of eligible accounts receivable. As of June 30, 2003, the balance of the term loan equaled $11,744,000 and the outstanding revolving line equaled $827,000.

Results of Operations -

     Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002.

     The Company's revenues decreased by 9% to $6,112,000 for the three months ended June 30, 2003 from $6,744,000 for the three months ended June 30, 2002. The decrease in net revenues was a result of the expiration of the Union City Juvenile Center contract in December 2002. The Union City revenues were $971,000 for the three months ended June 30, 2002. This reduction was partially offset by increased revenues of $339,000 from the Company's adult facilities.

     Earnings before interest, taxes, depreciation and amortization for the three months ended June 30, 2003 were $1,366,000 compared to $1,530,000 for the three months ended June 30, 2002. The decrease in earnings before interest, taxes, depreciation and amortization was a result of the expiration of the Union City Juvenile Center contract. In December 2002 earnings before interest, taxes, depreciation and amortization can be reconciled to earnings before taxes by adding interest and depreciation and amortization expenses to net income before taxes.

  Income before taxes increased 2% for the three months ended June 30, 2003 to $402,000 compared to $395,000 for the three months ended June 30, 2002. The increase in income before taxes was accomplished by increasing revenues at the adult facilities and the implementation of significant cost reduction by the Company.

     The Company's net income was $288,000 for the three months ended June 30, 2003 and $305,000 for the three months ended June 30, 2002. The decrease of $17,000 in net income was a result of a $24,000 increase in the tax provision for the three months ended June 30, 2003. The Company recorded a tax provision of $114,000 for the three months ended June 30, 2003, compared to a provision of $90,000 for the three months ended June 30, 2002. The lower effective rate in 2002 was due to the utilization of tax loss carry forwards.

     The Company's earnings per share were $.06 basic and $.05 diluted for the three months ended June 30, 2003 and $.06 basic and diluted for the three months ended June 30, 2002.

     Corporate. General and administrative expenses decreased 25% to $425,000 for the three months ended June 30, 2003, from $565,000 for the three months ended June 30, 2002. The decrease was a result of significant cost- containment efforts, particularly in the areas of personnel, travel and marketing, that were undertaken in light of the expiration of the Union City Juvenile Center contract. Interest expense decreased $47,000 for the three months ended June 30, 2003 versus the second quarter of 2002 as a result of lower interest rates. Depreciation and amortization expenses decreased $124,000 as several assets were fully depreciated during 2002.

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002.

     The Company's revenues decreased $1,087,000 to $12,282,000 for the six months ended June 30, 2003 compared to $13,369,000 for the six months ended June 30, 2002. The decreased revenues were a result of the expiration of the Union City Juvenile Center contract in December 2002. The Union City revenues were $1,942,000 for the six months ended June 30, 2002. This reduction was partially offset by increased revenues of $855,000 from the Company's adult facilities.

     Earnings before interest, taxes, depreciation and amortization were $2,799,000 for the six months ended June 30, 2003 compared to $3,175,000 for the six months ended June 30, 2002. The decrease in earnings before interest, taxes, depreciation and amortization was a result of the expiration of the Union City Juvenile Center contract. Earnings before interest, taxes, depreciation and amortization can be reconciled to earnings before taxes by adding interest and depreciation and amortization expenses to net income before taxes.

     Income before taxes declined $2,000 to $889,000 for the six months ended June 30, 2003 from $891,000 for the six months ended June 30, 2002.

     The Company's net income was $583,000 for the six months ended June 30, 2003 compared to $666,000 for the six months ended June 30, 2002. The decrease of $83,000 in net income was a result of a $81,000 increase in the tax provision for the six months ended June 30, 2003. The Company recorded a tax provision of $306,000 for the six months ended June 30, 2003, compared to a provision of $225,000 for the six months ended June 30, 2002. The lower effective rate in 2002 was due to the utilization of tax loss carry forwards.

     The Company's earnings per share were $.12 basic and $.11 diluted for the six months ended June 30, 2003, compared to $.14 basic and $.12 diluted for the six months ended June 30, 2002.

     Corporate. General and administrative expenses decreased to $783,000 for the six months ended June 30, 2003 compared to $1,077,000 for the six months ended June 30, 2002. The decrease was a result of significant cost-containment efforts, particularly in the areas of personnel, travel and marketing. Interest expense decreased $112,000 for the six months ended June 30, 2003 compared to the six months ended June 30, 2002, as a result of lower interest rates. Depreciation and amortization expenses decreased $262,000 as several assets were fully depreciated during 2002.

Critical Accounting Policies -

     Intangible assets. Three of Avalon's facilities - the Avalon Correctional Center, The Villa at Greeley and the Phoenix Center have intangible assets on their books representing the value allocated to the operating contracts at the time of their acquisition. Through December 31, 2001, these intangible assets were being amortized over a twenty-year period. Financial Accounting Standards Board SFAS 142 requires that intangible assets, whose useful lives are estimated to be indefinite, can no longer be amortized. Avalon's intangible assets have indefinite lives inasmuch as they relate to contracts that are renewable at minimal costs, are routinely renewed and are expected to be renewed for the foreseeable future. If the intangible assets are shown to be impaired in some future period, they are required to be written down to their fair value in the period when the impairment is ascertained. The Company's intangible assets with indefinite lives total $2,856,000 at June 30, 2003. Any impairments recorded would have an adverse effect on earnings, possibly materially, in the period the impairment is determined. During 2002, independent appraisals were obtained on the related properties. The value on each property was higher than the carrying value of the underlying intangible and tangible assets, so no impairment has been found to exist. Intangible assets with indefinite lives are tested for impairment annually.

     Equity valuation. 1,622,448 shares of the Company's stock (approximately one-third of the issued and outstanding shares) have a put attached which can be exercised beginning in September 2003. This put is redeemable under certain circumstances at the holder's option and requires the Company to purchase the stock at the market value. The stock is recorded on the Company's books at an estimated redemption value and is updated quarterly. The stock was recorded at its estimated fair value and is being accreted to the estimated value at the redemption date. This accretion will become more volatile as the redemption date draws nearer, and will ultimately track the price of the stock. This change in stock value is offset by an equal change to Paid-in Capital. The Company is currently evaluating the impact, if any, that FASB 150 will have on the financial condition and results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     At June 30, 2003, approximately half of the Company's long-term debt was subject to variable interest rates ($12,600,000 of debt outstanding to Fleet Capital Corporation). The detrimental effect of a hypothetical 100 basis point increase in interest rates would be to reduce income before provision for income taxes by approximately $60,000 for the six months ended June 30, 2003.

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


Item 1.  Legal Proceedings - None.

Item 2.  Changes in Securities - None.

Item 3.  Defaults Upon Senior Securities - None.

Item 4.  Submission of Matters to a Vote of Security Holders -

             May 21, 2003 Annual Meeting
             Director Elected -
                    Votes for Mark S. Cooley - 4,799,907 Votes withheld - 18,300
             Directors Continued -    Robert O. McDonald
                                      Donald E. Smith
                                      Charles W. Thomas
                                      James P. Wilson
             Proposal: To ratify the selection of Grant  Thornton,  LLP  as  the
                       Company's independent publicAccountants and auditors for the fiscal year ending December 31, 2003
                           Votes for - 4,619,382 Votes against - 179,725 Abstain
                           - 19,100

Item 5.       Other Information - None.

Item 6.       Exhibits and reports on Form 8-K - None.

The  following  exhibits  are filed as a part of this  Quarterly  Report on Form
10-Q:

     99.1     Certification  of  Donald  E.  Smith,  Chief  Executive   Officer,
              pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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



Date:   July 31, 2003                         AVALON CORRECTIONAL SERVICES, INC.





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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls an procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6 The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

July 31, 2003

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

July 31, 2003

/s/ Lloyd Lovely

Lloyd Lovely
Vice President of Finance

                                                                    Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Avalon Correctional Services, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Donald E. Smith, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Donald E. Smith

Donald E. Smith
Chief Executive Officer
July 31, 2003

                                                                    Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Avalon Correctional Services, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Lloyd Lovely, Vice President of Finance of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Lloyd Lovely

Lloyd Lovely
Vice President of Finance
July 31, 2003