Form 10-Q
period 2003-09-30
AVALON CORRECTIONAL SERVICES INC
filed 2003-11-04
CIK 872202

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (D)OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2003

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


     Indicate by check mark whether the registrant issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

     As of October 31, 2003, 4,896,954 shares of the issuer's Class A common stock, par value $.001, were issued and outstanding.









                        PART I - FINANCIAL INFORMATION
               AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                    September 30,   December 31,
                                                        2003            2002
                                                    -------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents                    $       861,000   $    1,250,000
   Certificates of deposit                            1,900,000        1,800,000
   Accounts receivable, net                           3,271,000        2,768,000
   Prepaid expenses and other                           435,000          287,000
                                                   ------------      -----------
         Total current assets                   $     6,467,000   $    6,105,000
Property and equipment, net                          30,847,000       30,041,000
Intangible assets                                     3,570,000        3,770,000
                                                   ------------      -----------
         Total assets                           $    40,884,000   $   39,916,000
                                                  =============      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable, accrued liabilities
   and other                                    $     1,039,000   $      624,000
   Accrued payroll                                      290,000          571,000
   Accrued income tax                                   217,000          265,000
    Current maturities of long-term debt              3,214,000        3,515,000
                                                    -----------      -----------
         Total current liabilities              $     4,760,000   $    4,975,000
Long-term debt, less current maturities              20,712,000       20,545,000
Convertible debentures                                3,850,000        3,850,000
Deferred income taxes                                   316,000          232,000
Redeemable common stock, $.001 par value
     1,622,448 shares issued and outstanding          2,280,000        3,176,000
Stockholders' equity:
   Common stock: Par value $.001; 24,000,000
         shares authorized; 4,896,954 shares
         issued and outstanding, less
         1,622,448 shares subject to repurchase           3,000            3,000

    Preferred stock; par value $.001; 1,000,000
          shares authorized; none issued                    ---              ---
   Paid-in capital                                    8,808,000        7,908,000
   Accumulated earnings (deficit)                       155,000        (773,000)
                                                     ----------      -----------
   Total liabilities and stockholders' equity    $   40,884,000   $   39,916,000
                                                    ===========     ============

   The accompanying notes are an integral part of these consolidated financial statements.

               AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Three Months Ended              Nine Months Ended
                                                   September 30,                   September 30,
                                              2003              2002          2003            2002

                                        --------------   -------------    -------------   --------------
Revenues                                $    6,346,000   $   6,878,000    $  18,628,000   $   20,247,000
                                        --------------   -------------    -------------   --------------
Costs and expenses
   Direct operating                     $    4,412,000   $   4,891,000    $  13,112,000   $   14,008,000
   General and administrative                  431,000         470,000        1,214,000        1,547,000
   Depreciation and amortization               403,000         510,000        1,130,000        1,499,000
   Interest expense                            561,000         644,000        1,744,000        1,939,000
                                        --------------   -------------    -------------   --------------
Net income from operations
   before income tax expense            $      539,000   $     363,000    $   1,428,000   $    1,254,000
   Income tax expense                          193,000         143,000          499,000          368,000
                                        --------------   -------------    -------------   --------------
Net income                              $      346,000   $     220,000    $     929,000   $      886,000
                                        ==============   =============    =============   ==============

Net income per share, basic             $         0.07   $        0.04    $        0.19   $         0.18
                                        ==============   =============    =============   ==============


Net income per share, diluted           $         0.06   $        0.04    $        0.17   $         0.16
                                        ==============   =============    =============   ==============





























   The accompanying notes are an integral part of these consolidated financial statements.

               AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                    For the nine months ended September 30,
                                                                           2003                    2002
                                                                     ---------------      ------------------
OPERATING ACTIVITIES:
   Net income                                                            $    929,000       $         886,000
   Adjustments to reconcile net income to
     net cash provided by operating activities:
        Depreciation and amortization                                       1,130,000               1,499,000
        Amortization of debt issue costs                                      200,000                 247,000
   Loss on sale of property                                                    14,000                     ---
   Changes in operating assets and liabilities:
        Increase in:
             Accounts receivable                                            (603,000)               (251,000)
             Prepaid expenses and other                                     (148,000)               (480,000)
        Increase (decrease) in:
             Accounts payable, accrued liabilities, and other                 415,000               (491,000)
             Accrued payroll                                                (281,000)               (202,000)
             Accrued income tax                                              (48,000)                  75,000
             Deferred income taxes                                             84,000                     ---
                                                                    -----------------      ------------------
        Net cash provided by operations                              $      1,692,000       $       1,283,000
                                                                    -----------------      ------------------
INVESTING ACTIVITIES:
   Capital expenditures                                              $    (2,017,000)      $        (653,000)
   Proceeds from disposition of property                                       67,000                     ---
   Purchases of certificates of deposit                                           ---             (1,500,000)
                                                                    -----------------      ------------------
        Net cash used in investing activities                        $    (1,950,000)      $      (2,153,000)
                                                                    -----------------      ------------------
FINANCING ACTIVITIES:
     Proceeds from borrowing                                         $     21,758,000       $      21,303,000
     Repayment of borrowing                                              (21,893,000)            (21,879,000)
     Proceeds from warrant and option exercise                                  4,000                  79,000
                                                                    -----------------      ------------------
        Net cash used in financing activities                        $      (131,000)      $        (497,000)
                                                                    -----------------      ------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                            $      (389,000)       $      (1,367,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              1,250,000               2,389,000
                                                                    -----------------      ------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $        861,000       $       1,022,000
                                                                    =================      ==================








   The accompanying notes are an integral part of these consolidated financial statements.

               AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

Interim Financial Statements  -

     The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the December 31, 2002 Form 10-KSB filing. The results of operations for the three months and the nine months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the entire year ended December 31, 2003.

     The consolidated balance sheet as of September 30, 2003, the statements of operations for the three months and nine months ended September 30, 2003 and 2002 and the statements of cash flows for the nine months ended September 30, 2003 and 2002 are unaudited and, in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the financial position as of such date and the results of operations and cash flows for the periods then ended. All such adjustments are of a normal and recurring nature.

     The preparation of the consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires the use of management's estimates and assumptions in determining the carrying values of certain assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts for certain revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock-Based Compensation -

     The Company has a stock-based compensation plan. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                       Three months ended September 30,      Nine months ended September 30,
                                   -------------------------------------    ---------------------------------
                                      2003              2002                      2003              2002
                                   --------------   -------------            ------------        ----------
Net income, as reported            $     346,000    $     220,000           $     929,000       $   886,000
Deduct: Total stock-based
employee compensation
expense determined under fair
value based method for all
awards, net of related tax
effects                                   22,000            43,000                66,000             130,000
                                   -------------       -----------          ------------       -------------
Pro forma net income                $    324,000     $     177,000         $     863,000      $      756,000
                                   =============     =============         =============       =============
Earnings per share:
      Basic - as reported                  $0.07             $0.04               $0.19                 $0.18
      Basic - pro forma                     0.07              0.04                0.18                  0.16
      Diluted - as reported                 0.06              0.04                0.17                  0.16
      Diluted - pro forma                   0.06              0.03                0.16                  0.14

                                     Page 4

     NOTE 2.  LONG-TERM DEBT AND REDEEMABLE COMMON STOCK

     Long-term debt consists of the following:

                                                                               September 30,        December 31,

                                                                                 2003                  2002
                                                                            ---------------      ----------------
Revolving line of credit with finance company, collateralized by accounts receivable, with interest at 1.0% over prime
    (effective rate of 4.8% at September 30, 2003); due Feb 2005             $    1,091,000      $      1,423,000
Notes payable to banks, collateralized by transportation
    equipment, due in installments through March 2012
    with interest ranging from 2.9% to 10.9%.                                       862,000               641,000
Notes payable to banks and finance companies, collateralized by land, buildings and improvements due in monthly and quarterly installments through February 2005 with interest ranging from
    3.6% to 11.0%                                                                11,809,000            11,794,000
Note payable to an investment company, uncollateralized
    with interest at 12.5%, payable quarterly, due in four quarterly
    installments beginning in 2005, including original issue premium             10,164,000            10,202,000
                                                                            ---------------      ----------------
                                                                            $    23,926,000      $     24,060,000
Less - current maturities                                                         3,214,000             3,515,000
                                                                            ---------------      ----------------
                                                                            $    20,712,000      $     20,545,000
                                                                            ===============      ================

     The Company completed a $15,000,000 private placement of debt and equity with an investment company on September 16, 1998. Pursuant to the terms of the agreement, the Company tendered an unsecured subordinated note with a face value of $10,000,000 bearing interest of 12.5% with interest payable in quarterly installments until December 31, 2005, when the first of four quarterly principal installments is due. The Company also tendered 1,622,448 shares of redeemable common stock to the investment company. These shares are subject to repurchase by the Company under certain circumstances, or beginning September 16, 2003 at the holders option, at the then current average traded price of the stock. Prior to September 16, 2003, the Company was accreting the difference between the carrying value and the estimated redemption price of the stock by periodic charges / credits to additional paid-in capital. The Company is now adjusting the carrying value of the redeemable shares to the current average traded price of the stock.

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

     Certain notes payable to finance and investment companies contain covenants that require the Company, among other things, to maintain certain earnings and debt coverage ratios and receive approval for certain capital expenditures as defined in the agreements. The Company was in compliance with all debt covenants at September 30, 2003.

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

     The options generally vest within three years and have a ten year expiration period. The Company amended its Plan on December 1, 1996, increasing the number of shares available under the Plan to 600,000, and further amended its Plan on May 21, 2003, increasing the number of shares available to 700,000. Non-statutory options have been granted providing for the issuance of 619,680 shares of Class A common stock at exercise prices ranging from $1.32 to $4.25 per share. Options providing for the issuance of 540,144 shares were exercisable at September 30, 2003.

NOTE 4.  LITIGATION AND CONTINGENCIES

     The Company is a party to litigation arising in the normal course of business. Management believes that the ultimate outcome of these matters will not have a material effect on the Company's financial condition or results of operations.

     The Company holds a 15% equity interest in an assisted living center and has guaranteed debt related to the building of the investee. Debt payments are made by the investee semi-annually and range in amounts from $45,000 to $90,000 by the time of the final payment on May 1, 2016. The outstanding debt balance was $1,665,000 at September 30, 2003, was contingent, and was not recognized in the Company's consolidated financial statements. The Company would have the right to sell the living center as a going concern and use any proceeds, after payment of debts, to recover amounts owed to it by the living center in the event of default of the debt payments. The Company expects that the proceeds from the sale of the living center would exceed the existing debt. The Company believes the consolidation of this entity may be required under FIN 46 at December 31, 2003 (see note 6). Total assets of the assisted living center totaled $1,804,000 as of September 30, 2003, and losses for the nine months ending September 30, 2003 equaled $88,000.

     The Oklahoma Office of Juvenile Affairs (OJA), in a cost-cutting move, did not exercise the option for the final year of a five-year contract providing for the care of 80 juveniles at the Union City Juvenile Center. The contract expired on December 2, 2002 and as of October 31, 2003, the facility remains vacant while other sources of offenders are being sought. This was the first time the Company had not had a multi-year contract extension renewed. The contract is the only one the Company had with OJA. The Union City facility is a marketable facility and the Company is actively seeking a replacement population. The Company re-opened the Union City facility on October 31, 2003 to accommodate an overflow of approximately 25 private pay clients from the Company's Carver facility in Oklahoma City.

NOTE 5.  EARNINGS PER SHARE

    The following table sets forth the computation of earnings per share and earnings per share assuming dilution.



                                                          Three months ended                      Nine months ended
                                                              September 30,                         September 30,
                                                            2003             2002              2003               2002
                                                        ------------     ------------      -------------      ------------
Numerator:
   Net income - basic                                $       346,000   $      220,000    $       929,000    $      886,000
   Effect of dilutive securities:
     - interest reduction on assumed debenture
     conversions, net of income tax                           43,000           43,000            130,000           130,000
                                                        ------------     ------------      -------------      ------------
Numerator for earnings per share, diluted            $       389,000   $      263,000    $     1,059,000    $    1,016,000
                                                        ============     ============      =============      ============
Denominator for earnings per share:
   Weighted average shares outstanding - basic             4,896,615        4,894,628          4,895,545         4,876,664
   Effect of dilutive securities:
    - debenture conversions                                1,283,333        1,283,333          1,283,333         1,283,333
    - stock options                                            7,799           56,477              2,364            91,162
    - stock warrants                                             ---          181,818                ---           238,636
                                                        ------------     ------------      -------------      ------------
Denominator for earnings per share, diluted                6,187,747        6,416,256          6,181,242         6,489,795
                                                        ============     ============      =============      ============
Income per share, basic                              $          0.07   $         0.04    $          0.19    $         0.18
                                                        ============     ============      =============      ============
Income per share, diluted                            $          0.06   $         0.04    $          0.17    $         0.16
                                                        ============     ============      =============      ============

     Outstanding options and warrants of 1,297,780 for the three months ended September 30, 2003, 164,700 for the three months ended September 30, 2002, 1,297,780 for the nine months ended September 30, 2003, and 164,700 for the nine months ended September 30, 2002, have been excluded from the above calculations as they would be anti-dilutive. The average exercise prices of the excluded, anti-dilutive options and warrants were $1.75 for both the three months and the nine months ended September 30, 2003. For both the three and nine months ended September 30, 2002, the prices were $2.98.

NOTE 6.  RECENTLY ADOPTED ACCOUNTING STANDARDS

     In January 2003, the FASB issued Interpretation No.46, Consolidation of Variable Interest Entities (FIN 46). Subject to certain criteria defined in the Interpretation, FIN 46 will require consolidation by business enterprises of variable interest entities if the enterprise has a variable interest that will absorb the majority of the entity's expected losses, receives a majority of its expected returns, or both. The provisions of FIN 46 are effective immediately for interests acquired in variable interest entities after January 31, 2003, and at the beginning of the first interim or annual period beginning after June 15, 2003, for interests acquired in variable interest entities before February 1, 2003. The FASB has delayed the effective date until the end of the first interim or annual period ending after December 15, 2003 (for the Company, December 31,
2003). The Company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations. Certain transitional disclosures required by FIN 46 in all financial statements initially issued after January 31, 2003, have been included in note 4.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the Consolidated Balance Sheets. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS 150 generally is effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company has evaluated SFAS 150 and determined that it does not have an impact on its financial reporting and disclosures.

NOTE 7.  SUBSEQUENT EVENTS

     The Company manages an assisted living center and holds a 15% equity interest in the center. The Company also guarantees the indebtedness of approximately $1,665,000 on the center. The Company has pledged certain assets to obtain refinancing for the indebtedness maturing in November 2003. The Company also entered into a letter of intent in Octover 2003 to sell the assisted living center.

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

     Working capital at September 30, 2003 was $1,707,000 representing a current ratio of 1.36:1.00, compared to working capital of $1,130,000 and a current ratio of 1.23:1.00 at December 31, 2002. Capital expenditures have been $2,017,000 in 2003, compared to $653,000 in 2002. The 2003 capital expenditures include the expansion of the Phoenix Center to 208 beds, completed in June 2003. The 2002 capital expenditures include normal, operating purchases of vehicles, equipment, and building improvements, plus the beginning costs of the Phoenix Center expansion.

     The Company had approximately $4,232,000 of cash, short-term investments, and revolving credit available for new projects at September 30, 2003. The Company believes it has adequate cash reserves and cash flow from operations to meet its current cash requirements. The Company expects current contracts to generate sufficient income to increase cash balances.

     The Company has a senior credit facility with Fleet Capital Corporation consisting of a $13,500,000 term loan and a revolving line of credit equal to the lesser of $3 million or 80% of eligible accounts receivable. As of September 30, 2003, the balance of the term loan equaled $11,389,000 and the outstanding revolving line equaled $1,091,000.

Results of Operations -

Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002.

     The Company's revenues decreased by 8% to $6,346,000 for the three months ended September 30, 2003 from $6,878,000 for the three months ended September 30, 2002. The decrease in net revenues was a result of the expiration loss

     The Company's net income was $346,000 for the three months ended September 30, 2003 and $220,000 for the three months ended September 30, 2002. The increase of $126,000 in net income was a result of cost reduction efforts in direct and general and administrative expenses, lower depreciation and amortization, and lower interest expense, due to both lower rates and less outstanding debt.

     The Company's earnings per share were $.07 basic and $.06 diluted for the three months ended September 30, 2003 and $.04 basic and diluted for the three months ended September 30, 2002.

     Corporate. General and administrative expenses decreased 8% to $431,000 for the three months ended September 30, 2003, from $470,000 for the three months ended September 30, 2002. The decrease was a result of significant cost-containment efforts, particularly in the areas of personnel, travel and marketing, that were undertaken in light of the expiration of the Union City Juvenile Center contract. Interest expense decreased $83,000 for the three months ended September 30, 2003 versus the second quarter of 2002 as a result of lower interest rates and lower outstanding debt. Depreciation and amortization expenses decreased $107,000 as several assets were fully depreciated during 2002.

Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002.

     The Company's revenues decreased $1,619,000 to $18,628,000 for the nine months ended September 30, 2003 compared to $20,247,000 for the nine months ended September 30, 2002. The decreased revenues were a result of the expiration of the Union City Juvenile Center contract in December 2002. The Union City revenues were $2,866,000 for the nine months ended September 30, 2002. This reduction was partially offset by increased revenues of $1,247,000 from the Company's adult facilities.

     Earnings before interest, taxes, depreciation and amortization were $4,302,000 for the nine months ended September 30, 2003 compared to $4,692,000 for the nine months ended September 30, 2002. The decrease in earnings before interest, taxes, depreciation and amortization was a result of the expiration of the Union City Juvenile Center contract. Earnings before interest, taxes, depreciation and amortization can be reconciled to earnings before taxes by adding interest and depreciation and amortization expenses to net income before taxes.

     Income before taxes increased $174,000 to $1,428,000 for the nine months ended September 30, 2003 from $1,254,000 for the nine months ended September 30, 2002.

     The Company's net income was $929,000 for the nine months ended September 30, 2003 compared to $886,000 for the nine months ended September 30, 2002. The increase of $43,000 in net income was a result of cost reduction efforts in direct and general and administrative expenses, lower depreciation and amortization, and lower interest expense, due to both lower rates and less outstanding debt.

     The Company's earnings per share were $.19 basic and $.17 diluted for the nine months ended September 30, 2003, compared to $.18 basic and $.16 diluted for the nine months ended September 30, 2002.

     Corporate. General and administrative expenses decreased to $1,214,000 for the nine months ended September 30, 2003 compared to $1,547,000 for the nine months ended September 30, 2002. The decrease was a result of significant cost-containment efforts, particularly in the areas of personnel, travel and marketing. Interest expense decreased $195,000 for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002, as a result of lower interest rates and lower outstanding debt. Depreciation and amortization expenses decreased $369,000 as several assets were fully depreciated during 2002.

 Critical Accounting Policies -

     Intangible assets. Three of Avalon's facilities - the Avalon Correctional Center, The Villa at Greeley and the Phoenix Center have intangible assets on their books representing the value allocated to the operating contracts at the time of their acquisition. Through December 31, 2001, these intangible assets were being amortized over a fifteen-year period. Financial Accounting Standards Board SFAS 142 requires that intangible assets, whose useful lives are estimated to be indefinite, can no longer be amortized. Avalon's intangible assets have indefinite lives inasmuch as they relate to contracts that are renewable at minimal costs, are routinely renewed and are expected to be renewed for the foreseeable future. If the intangible assets are shown to be impaired in some future period, they are required to be written down to their fair value in the period when the impairment is ascertained. The Company's intangible assets with indefinite lives total $2,845,000 at September 30, 2003. Any impairments recorded would have an adverse effect on earnings, possibly materially, in the period the impairment is determined. During 2002, independent appraisals were obtained on the related properties. The value on each property was higher than the carrying value of the underlying intangible and tangible assets, so no impairment has been found to exist. Intangible assets with indefinite lives are tested for impairment annually.

     Equity valuation. 1,622,448 shares of the Company's stock (approximately one-third of the issued and outstanding shares) have a put attached which can be exercised beginning in September 2003. This put is redeemable at the holder's option and requires the Company to purchase the stock at the market value. The stock is recorded on the Company's books at an estimated redemption value and is updated quarterly. This change in stock value is offset by an equal change to Paid-in Capital.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     At September 30, 2003, approximately half of the Company's long-term debt was subject to variable interest rates ($12,600,000 of debt outstanding to Fleet Capital Corporation). The detrimental effect of a hypothetical 100 basis point increase in interest rates would be to reduce income before provision for income taxes by approximately $94,000 for the nine months ended September 30, 2003.

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

Item 3.           Defaults Upon Senior Securities - None.

Item 4.           Submission of Matters to a Vote of Security Holders - None.

Item 5.           Other Information - None.

Item 6.           Exhibits and reports on Form 8-K - None.

Item 6(a)         Exhibits:

                  31.1 Certification of the Chief Executive Officer of Avalon Correctional Services, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2 Certification of the Vice President of Finance of Avalon Correctional Services, Inc., pursuant to Section 302 of he Sarbanes-Oxley Act of 2002.

                  32.1 Certification of the Chief Executive Officer of Avalon Correctional Services, Inc., pursuant to 18 U.S.C.
                        Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

                  32.2 Certification of the Vice President of Finance of Avalon Correctional Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

            AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES

                                  SIGNATURES



     In accordance with the requirement of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:   October 31, 2003                  AVALON CORRECTIONAL SERVICES, INC.




                                     By: s/  Donald E. Smith
                                         Donald E.Smith, Chief Executive Officer



                                     By: s/  Lloyd Lovely
                                         Lloyd Lovely, Vice President of Finance

                                                                   Exhibit 31.1
                                CERTIFICATIONS

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15e-15(e)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure ontrols and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) [Paragraph omitted in accordance with SEC transition instructions contained in SEC Release 34-47986]

     c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) disclosed in this report any change in the registrant's internal contol over financial reporting that occurred during the registrant's most recent recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are
         reasonably likely to   adversely   affect   the registrant's ability to
         record,  process,  summarize and report financial information;  and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



November 3, 2003

/s/ Donald E. Smith

Donald E. Smith
Chief Executive Officer

                                                                   Exhibit 31.2

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15e-15(e)) for the registrant and have:

      a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) [Paragraph omitted in accordance with SEC transition instructions contained in SEC Release 34-47986]

      c) evaluated the effectiveness of the registrant's disclosure controls controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      d) disclosed in this report any change in the registrant's internal contol over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.




November 3, 2003

/s/ Lloyd Lovely

Lloyd Lovely
Vice President of Finance

                                                                  Exhibit 32.1

                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Avalon Correctional Services, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Donald E. Smith, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)   The Report fully complies with the  requirements  of  section 13 (a) or 15
      (d) of the Securities Exchange Act of 1934; and

(2)   The   information  contained   in  the  Report  fairly  presents,  in  all
      material respects, the financial condition and results of operations of the Company.

/s/ Donald E. Smith

Donald E. Smith
Chief Executive Officer
November 3, 2003

                                                                  Exhibit 32.2

                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Avalon Correctional Services, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Lloyd Lovely, Vice President of Finance of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)   The  Report  fully complies with the  requirements of section 13 (a) or 15
      (d) of the Securities Exchange Act of 1934; and

(2)   The  information   contained  in   the  Report  fairly  presents,  in  all
      material respects, the financial condition and results of operations of the Company.

/s/ Lloyd Lovely

Lloyd Lovely
Vice President of Finance
November 3, 2003