Form 10KSB/A
period 2002-12-31
AVALON CORRECTIONAL SERVICES INC
filed 2004-02-27
CIK 872202

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-KSB/A

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

          Transitional Small Business Disclosure Format: Yes No X .

                      AVALON CORRECTIONAL SERVICES, INC
                              TABLE OF CONTENTS
                         FORM 10-KSB/A ANNUAL REPORT
                     FOR THE YEAR ENDED DECEMBER 31, 2002

Item                                                                  Page

PART I

      Introductory Statement                                           3

1.    Description of Business                                          3

2.    Description of Property                                          9

3.    Legal Proceedings                                                10

4.    Submission of Matters to a Vote of Security Holders              10

PART II

5.    Market for Common Equity and Related
            Stockholder Matters                                        10

6.    Management's Discussion and Analysis or Plan of Operations       11

7.    Financial Statements                                             13

8.    Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure                     33

PART III

9.    Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16 (a) of the Exchange Act         33

10.   Executive Compensation                                           35

11.   Security Ownership of Certain Beneficial Owners
            and Management                                             35

12.   Certain Relationships and Related Transactions                   35

13.   Exhibits and Reports on Form 8-K                                 35

14.   Control and Procedures                                           36

15.   Signatures                                                       37

      Certifications                                                   38

                                   PART I


Introductory Statement -

     Upon original implementation of Statement of Financial Accounting Standards ("SFAS") No. 142, the Company determined that intangible assets related the value of contracts previously acquired in business combinations had an indefinite life, and therefore were not amortized. After communication with the SEC staff resulting in a reevaluation of the life of contract intangibles, the Company decided to restate the consolidated financial statements as of and for the year ended December 31, 2002, to amortize contract intangibles over a fifteen-year life (the life assigned prior to the implementation of SFAS No. 142 on January 1, 2002). The effect of the restatement reduced total assets from $39,916,000, as originally reported at December 31, 2002, to $39,691,000, reduced total liabilities from $29,602,000 to $29,517,000 (due to income tax effects) and therefore reduced stockholders' equity from $7,138,000 to $6,998,000. The restatement also reduced net income from $1,261,000, or $0.22 per diluted share, to $1,121,000, or $0.20 per diluted share. See Note 3 to the consolidated financial statements, for a summary of the effects of these items on previously reported results of operations.

     This amended and restated Form 10-KSB/A for the year ended December 31, 2002 includes restated consolidated financial statements for the year ended
December 31, 2002. The consolidated financial statements for the year ended December 31, 2001 were not impacted as the restatement pertains to the implementation of SFAS No. 142 on January 1, 2002.

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

                       AVALON CORRECTIONAL SERVICES, INC

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

                       AVALON CORRECTIONAL SERVICES, INC


     Avalon's corporate office is located at 13401 Railway Drive in Oklahoma City, Oklahoma 73114. Avalon's common stock is traded on the NASDAQ Small-Cap Market with the symbol "CITY".

Facilities -

     The  following  table  summarizes  certain   information  with  respect  to
facilities   and   programs   managed   by  Avalon   at   February   14,   2003.

Facility Name
And Location                         Capacity             Facility/Program Type
---------------------------------    ---------            ----------------------
Carver Center,                       300 Beds             Community Corrections
   Oklahoma City, Oklahoma                                Facility
Avalon Correctional Center,          320 Beds             Community Corrections
   Tulsa, Oklahoma                                        Facility
Turley Correctional Center,          150 Beds             Community Corrections
   Tulsa, Oklahoma                                        Facility
El Paso Intermediate                 150 Beds             Medium Security
Sanction Facility                                         Corrections Facility
   El Paso, Texas
Union City Juvenile Center,          160 Beds             Medium Security
   Union City, Oklahoma                                   Juvenile Facility
El Paso Multi-Purpose Facility,      324 Beds             Medium Security
   El Paso, Texas                                         Corrections Facility
Phoenix Center,                      139 Beds             Community Corrections
    Henderson, Colorado                                   Facility
The Villa at Greeley,                307 Beds             Community Corrections
    Greeley, Colorado                                     Facility
The Loft House,                      35 Beds              Community Corrections
    Denver, Colorado                                      Facility
Community Sentencing Center,         N/A                  Day Reporting Center,
    Northglenn, Colorado                                  Community Corrections
                                                          Facility
Riverside Intermediate Sanction      352 Beds             Intermediate Sanctions
    Tulsa, Oklahoma                                       Unit, Community
                                                          Corrections Facility
Austin Transitional Center,          180 Beds             Community Corrections
    Del Valle, Texas                                      Facility
Roy K. Robb,                         48 Beds              Post-adjudication
    San Angelo, Texas                                     Juvenile Substance
                                                          Abuse Facility
Avalon Corporate Office,             N/A                  Administration
    Oklahoma City, Oklahoma

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

     Contracts for correctional services are awarded by government agencies and are generally based upon competitive bidding and quality of services provided. Avalon management believes the Company has several competitive advantages in contracting for community correctional services including: a) a seventeen-year history of providing quality services to the Oklahoma Department of Corrections;
b) a geographic location allowing for lower administrative overhead charges when bidding against competitors for regional contracts; c) accreditation by the American Correctional Association since 1990 and certification as a drug and alcohol treatment services provider since 1985; and d) a high quality and cost-effective corporate infrastructure for management, marketing, financial management, financial reporting, quality assurance, and support services.

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

     For the year ended December 31, 2002, approximately 24% of the Company's revenue was derived from contracts with the Oklahoma governmental agencies relating to the Company's adult community correctional facilities in Oklahoma City ("Carver Center"), Tulsa ("Avalon Correctional Center" and "Riverside ISF"), and Turley ("Turley Correctional Center"). Approximately 24% of the Company's revenue was derived from contracts with Colorado governmental agencies. Approximately 13% of the Company's revenue was derived from a contract with the Oklahoma governmental agency relating to the Union City Juvenile Center. Approximately 24% of the Company's revenue was derived from contracts with Texas governmental agencies, relating to the Company's correctional facilities in El Paso and Austin, Texas. Approximately 9% of the Company's revenue was derived from collections directly from individual offenders.

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

                                   PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Avalon's common stock trades on the NASDAQ Small-Cap Market with the symbol "CITY". The following table reflects the range of high and low sales prices, as reported by the National Quotation Bureau for each quarterly period during 2002 and 2001. The prices represent inter-dealer prices, without retail mark up, mark down, or commission and may not represent actual transactions. Trading in Avalon's common stock is limited and may not be an indication of the value of the common stock.


            Quarterly Period Ended               High              Low
           -----------------------              -----             -----
            March 31, 2001                      $1.75             $1.13
            June 30, 2001                       $2.50             $1.72
            September 30, 2001                  $2.50             $1.60
            December 31, 2001                   $2.20             $1.75
            March 31, 2002                      $2.45             $2.05
            June 30, 2002                       $2.55             $2.26
            September 30, 2002                  $2.30             $1.80
            December 31, 2002                   $1.87             $1.20

     Avalon had approximately 700 holders of record of its common stock as of February 14, 2003. The Company did not declare any dividends during 2002 or 2001. Avalon' Board of Directors presently intends to retain all earnings in the foreseeable future for use in Avalon's business. Payment of dividends on the Common Stock is restricted by certain credit facilities.

     The average high and low price for the Common Stock, as reported on the NASDAQ Small-Cap Market System was $1.23 per share on February 14, 2003.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Restatement

     See "Introductory Statement" on page 3 for information concerning the restatement of financial statements.

General

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

Results of Operations

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001 -

     Total revenues increased by 9% to $27,456,000 in 2002 from $25,147,000 in 2001. The net increase in revenues was primarily a result of increased offender census, the opening of the Riverside Intermediate Sanction Unit in December 2001, the acquisition of the Austin Transitional Center in December 2001, and the addition of Roy K. Robb contract in September 2002. The Company's net income before taxes increased 26% to $1,668,000 in 2002 compared to $1,325,000 in 2001.

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

     General and administrative expenses increased by 11% in 2002. The increase was a result of additional costs associated with the increase in overall offender census and additional staffing for the new facilities opened and acquired in 2001. General and administrative expenses equaled approximately 7% of revenues in 2002 and 2001. Depreciation and amortization expense was $2,256,000 for 2002, an increase of 20% over the $1,881,000 for 2001. The increase was a result of the additional expenses associated with the addition of the Riverside and Austin facilities and increased write-offs of existing assets. Interest expense decreased by $399,000 in 2002 as a result of lower interest rates and lower borrowing levels.

     The Company fully utilized its remaining tax loss carry-forwards in 2002 and recorded income tax expense of $547,000. The Company did not incur income tax expense in 2001. Net income for 2002 was $1,121,000, compared to $1,325,000 for 2001.

New Accounting Pronouncements -

     See Notes 1 and 3 to the Consolidated Financial Statements for discussion of new accounting pronouncements.

ITEM 7.  FINANCIAL STATEMENTS.

      Index to Financial Statements:
                                                                       Page

      Report of Independent Certified Public Accountants                14

      Consolidated Balance Sheets                                       15

      Consolidated Statements of Operations                             16

      Consolidated Statements of Stockholders' Equity                   17

      Consolidated Statements of Cash Flow                              18

      Notes to Consolidated Financial Statements                        20

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of
Avalon Correctional Services, Inc.

     We have audited the accompanying consolidated balance sheets of Avalon Correctional Services, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Avalon Correctional Services, Inc. as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 3, the consolidated financial statements as of and for the year ended December 31, 2002, have been restated to amortize intangible assets related to the value of contracts previously acquired in business combinations over a fifteen-year life (the life assigned prior to the implementation of SFAS No. 142 on January 1, 2002). Upon original implementation of SFAS No. 142, the Company determined the contract intangibles had an indefinite life, and therefore were not amortized, resulting in an overstatement of net income for the year ended December 31, 2002 of $140,000, or $.02 per share.



GRANT THORNTON LLP

Oklahoma  City,  Oklahoma
January 27, 2003  (except for Note 3, as to which the date is February 15, 2004)

                         CONSOLIDATED BALANCE SHEETS
                                                              December 31,

                                                         2002            2001
                                                     -----------    ------------
                                                      (Restated)

Current assets:
   Cash and cash equivalents                          $1,250,000     $ 2,389,000

   Certificates of deposit                             1,800,000             ---

   Related party receivables                                 ---         161,000

   Accounts receivable, net                            2,768,000       2,611,000

   Prepaid expenses and other                            287,000         239,000
                                                      ----------     -----------
      Total current assets                             6,105,000       5,400,000

Property and equipment, net                           30,041,000      30,414,00

Other assets                                           3,545,000       4,273,000
                                                     -----------     -----------
      Total assets                                   $39,691,000     $40,087,000
                                                     ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable, accrued liabilities and          $1,460,000     $ 2,170,000

   Current maturities of long-term debt                3,515,000       2,545,000
                                                      ----------     -----------
      Total current liabilities                        4,975,000       4,715,000

Long-term debt, less current maturities               20,545,000      22,547,000

Convertible debentures                                 3,850,000       3,850,000

Deferred income taxes                                    147,000             ---
Redeemable common stock, $.001 par value

   1,622,448 shares issued and outstanding in          3,176,000       3,470,000

Stockholders' equity:

   Common stock - par value $.001; 24,000,000

         4,895,002 and 4,847,624 shares issued

         in 2002 and 2001, respectively, less

         1,622,448 shares subject to repurchase

         in 2002 and 2001.                                 3,000           3,000

   Preferred stock; par value $.001; 1,000,000

         shares authorized; none issued                      ---             ---

   Paid-in capital                                     7,908,000       7,536,000

   Accumulated deficit                                 (913,000)     (2,034,000)
                                                      ----------     -----------
      Total liabilities and stockholders' equity     $39,691,000     $40,087,000
                                                     ===========     ===========


 The accompanying notes are an integral part of these consolidated financial statements.

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Year Ended December 31,

                                                    2002             2001
                                                 ---------        ---------
                                                 (Restated)

Revenues                                        $27,456,000     $25,147,000
Costs and expenses                              -----------     -----------
   Direct operating                              18,938,000      17,147,000

   General and administrative                     2,000,000       1,801,000

   Depreciation and amortization expense          2,256,000       1,881,000

   Interest expense                               2,594,000       2,993,000
                                                 ----------     -----------
Net income before income tax expense              1,668,000       1,325,000

       Income tax expense                           547,000             ---
                                                 ----------      ----------
-Net income                                      $1,121,000     $ 1,325,000
                                                ===========     ===========
Basic income per share:                           $    0.23       $    0.28
                                                ===========     ===========
Diluted income per share:                         $    0.20       $    0.25
                                                ===========     ===========



 The accompanying notes are an integral part of these consolidated financial statements.

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                    Years ended December 31, 2002 and 2001

                                                  Common                                      Total
                                   Common         Stock        Paid-In       Accumulated   Stockholders'
                                Stock Shares      Amount       Capital         Deficit        Equity
                                -------------   ---------     ---------     -------------  --------------

Balance, January 1, 2001        4,765,630      $   3,000    $7,285,000     $(3,359,00)       $ 3,929,000

Net Income                            ---            ---           ---       1,325,000         1,325,000

Stock options exercised            81,994            ---       128,000             ---           128,000

Accretion of redeemable               ---            ---       123,000             ---           123,000
                                _________       ________    __________      __________       ___________
Balance, December 31, 2001      4,847,624      $   3,000    $7,536,000     $(2,034,000)      $ 5,505,000

Net income (Restated)                 ---            ---           ---        1,121,000        1,121,000

Stock options exercised            47,378            ---        78,000              ---           78,000

Accretion of redeemable               ---            ---       294,000              ---          294,000
                                _________      _________    __________        __________      __________
Balance, December 31, 2002      4,895,002      $   3,000    $7,908,000        $(913,000)      $6,998,000
                                =========      =========    ==========        ==========      ==========
Page 17


 The accompanying notes are an integral part of these consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOW

                                                    Year ended December 31,

                                                     2002              2001
                                                  -----------       ----------
                                                   (Restated)

Net income                                     $   1,121,000      $  1,325,000

Adjustments to reconcile net income to

   Net cash provided by operating

      Depreciation and amortization                2,256,000         1,881,000

      Amortization of debt issue costs               363,000           254,000

Loss on sale of property                              11,000            32,000

Changes in operating assets and liabilities:

   Decrease (increase) in

      Accounts receivable                              4,000           986,000

      Prepaid expenses and other assets            (376,000)          (36,000)

   Increase (decrease) in accounts payable         (619,000)           693,000
                                                ------------       -----------
         Net cash provided by operations           2,760,000         5,135,000
                                                ------------       -----------
INVESTING ACTIVITIES:

Capital expenditures                             (1,206,000)       (2,179,000)

Acquisition of business                                  ---          (71,000)

Purchase of certificates of deposit              (1,800,000)              ---

Proceeds from disposition of property                 61,000          164,000
                                               -------------       -----------
          Net cash used in investing             (2,945,000)       (2,086,000)
                                               -------------       -----------
FINANCING ACTIVITIES:

Proceeds from borrowing                           28,479,000        27,330,000

Repayment of borrowing                          (29,511,000)       (28,844,000)

Proceeds from stock option exercise                   78,000           128,000
                                               -------------       -----------
         Net cash used in financing                (954,000)        (1,386,000)
                                               -------------       -----------
Net increase (decrease) in Cash

   And Cash Equivalents                          (1,139,000)         1,663,000

Cash and Cash Equivalents,

   Beginning of Period                             2,389,000           726,000
                                               -------------       -----------
Cash and Cash Equivalents

   End of Period                                 $ 1,250,000        $2,389,000
                                               =============       ===========



 The accompanying notes are an integral part of these consolidated financial statements

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the year for:                   2002             2001
                                            -------------    ------------

    Interest                                $ 2,269,000      $ 2,735,000
                                            ============     ============
    Income taxes                            $   279,000      $       ---
                                            ============     ============
Non-cash investing and financing activities:

      The Company acquired businesses during the year ended December 31, 2001. The following liabilities were assumed in conjunction with those purchases.



          Assets acquired                            $       71,000


          Cash paid                                          71,000
                                                     --------------
          Liabilities assumed                        $          ---
                                                     ==============

                      AVALON CORRECTIONAL SERVICES, INC
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)
                         FOR THE YEARS 2002 AND 2001



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business -

     Avalon Correctional Services, Inc. ("Avalon" or the "Company") is an owner and operator of private community correctional services. Avalon specializes in privatized community correctional facilities and correctional programming. Avalon is currently operating in Oklahoma, Texas and Colorado with plans to expand into additional states. Avalon's business strategy is designed to elevate the Company into a dominant provider of community correctional services by expanding its operations through new state and federal contracts and selective acquisitions. Avalon owns a 300-bed community corrections facility in Oklahoma City, Oklahoma; a 320-bed community corrections facility in Tulsa, Oklahoma; a 150-bed community corrections facility in Tulsa, Oklahoma; a 150-bed medium security facility in El Paso, Texas; a 324-bed medium security facility in El Paso, Texas; a 180-bed community corrections facility on leased land in Del Valle, Texas; a 160-bed medium security juvenile facility in Union City, Oklahoma; a 139-bed community corrections facility in Henderson, Colorado; and a 307-bed multi-use community corrections facility in Greeley, Colorado. Avalon also operates four programs in leased facilities: a 352-bed intermediate sanction unit in Tulsa, Oklahoma; a 35-bed community corrections facility in Denver, Colorado; a 48-bed youth rehabilitation facility in San Angelo, Texas; and a day reporting center in Northglenn, Colorado. The Colorado community corrections programs also provide non-residential services to approximately 210 offenders in the State of Colorado.

Principles of Consolidation -

     The consolidated  financial  statements include the accounts of the Company
and  its   wholly-owned   subsidiaries   after   elimination   of  all  material
inter-company balances and transactions.

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

     SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill and intangible assets with indefinite useful lives be tested annually for impairment. SFAS No. 142 also requires that intangible assets with finite useful lives be amortized and be evaluated for impairment in accordance with SFAS No.
144. In addition, the Statement eliminates the requirement to amortize goodwill or intangible assets with indefinite useful lives.

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

NOTE 2.  PROPERTY AND EQUIPMENT

      The  elements  of  property  and  equipment   and  related   accumulated
depreciation as of December 31, 2002 and 2001 are as follows:

                                                                 Accumulated
                                                 Cost            Depreciation
                                              ----------        -------------
         December 31, 2002

           Land                                $3,143,000        $      ---

           Buildings and Improvements          28,121,000         3,365,000

           Construction in Progress               329,000               ---

           Furniture and Equipment              2,662,000          1,426,000

           Transportation Equipment             1,567,000            990,000
                                            -------------        -----------

                                              $35,822,000        $ 5,781,000
                                            =============       ============


        December 31, 2001

          Land                                $3,150,000        $       ---

          Buildings and Improvements          27,648,000          2,582,000

          Furniture and Equipment              2,697,000          1,299,000

          Transportation Equipment             1,543,000            743,000
                                            -------------       -----------

                                              $35,038,000       $ 4,624,000
                                            =============       ===========

NOTE 3.  INTANGIBLE ASSETS

     Upon original implementation of Statement of Financial Accounting Standards ("SFAS") No. 142, the Company determined that intangible assets related the value of contracts previously acquired in business combinations had an indefinite life, and therefore were not amortized. After communication with the SEC staff resulting in a reevaluation of the life of contract intangibles, the Company decided to restate the consolidated financial statements as of and for the year ended December 31, 2002, to amortize contract intangibles over a fifteen-year life (the life assigned prior to the implementation of SFAS No. 142 on January 1, 2002). Intangible assets originally determined to have indefinite lives totaled $2,631,000 at December 31, 2002. The effect of the restatement reduced total assets from $39,916,000, as originally reported at December 31, 2002, to $39,691,000, reduced total liabilities from $29,602,000 to $29,517,000
(due to income tax effects) and therefore reduced stockholders' equity from $7,138,000 to $6,998,000. The restatement also reduced net income from $1,261,000, or $0.22 per diluted share, to $1,121,000, or $0.20 per diluted share. A summary of the effects of these items on previously reported results of operations follows:


                                       As
                                   Originally     Effect of
               2002                 reported     Restatement       Restated
     ------------------------     ------------   ----------      ------------

     Revenues.................    $27,456,000    $         -     $ 27,456,000

     Costs and expenses.......     25,563,000        225,000       25,788,000
                                  -----------    -----------      -----------
     Net income before income

     tax expense.                   1,893,000      (225,000)        1,668,000

     Income tax expense........       632,000       (85,000)          547,000
                                    ---------    -----------      -----------
     Net income................   $ 1,261,000    $ (140,000)   $    1,121,000
                                  ===========    ===========   ==============
     Basic income per share....   $       .26    $     (.03)   $          .23
                                  ==========     ===========   ==============

     Diluted income per share...  $       .22    $     (.02)   $          .20
                                  ===========    ===========   ==============

      The consolidated financial statements for the year ended December 31, 2001 were not impacted as the restatement pertains to the implementation of SFAS No. 142 on January 1, 2002.

                       AVALON CORRECTIONAL SERVICES, INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)
                          FOR THE YEARS 2002 AND 2001

NOTE 4.  OTHER ASSETS

      Other assets consist of the following at December 31:

                                                      2002            2001
                                                    -------         --------

       Intangible assets                        $   2,620,000    $  2,845,000

       Debt issue costs, net                          713,000       1,076,000

       Other, net                                     212,000         352,000
                                                --------------   ------------

                                                $   3,545,000    $  4,273,000
                                                =============    ============

NOTE 5.  ACCOUNTS PAYABLE, ACCRUED LIABILITIES AND OTHER


      The elements of accounts payable, accrued liabilities and other as of December 31, 2002 and 2001 are as follows:


                                                  2002                2001
                                              ----------           ----------
     Trade accounts Payable                  $   158,000           $  585,000

     Accrued interest payable                    141,000              142,000

     Accrued taxes                               427,000              283,000

     Accrued salary and benefits                 660,000            1,127,000

     Other accrued liabilities                    74,000               33,000
                                             -----------           ----------
                                             $ 1,460,000           $2,170,000
                                             ===========           ==========

NOTE 6.  CORRECTIONAL CONTRACTS

     The Company contracts with various governmental agencies to provide correctional services. The contracts generally specify for the Company to provide correctional services including complete residential services and programming in the Company's facilities ("Residential Services"). Compensation paid to the Company for Residential Services is generally based on a per person, per day basis. Contract revenues from contracts exceeding 10% of total Company revenue for the years ending December 31 are as follows:


                                        2002           2001
                                     ---------      ---------
        Governmental Agency A           24%            27%

        Governmental Agency B           24%            24%

        Governmental Agency C           13%            15%

        Governmental Agency D           24%            18%



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

                       AVALON CORRECTIONAL SERVICES, INC
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)
                           FOR THE YEARS 2002 AND 2001

NOTE 7.  LONG-TERM DEBT AND REDEEMABLE COMMON STOCK

      Long-term debt consists of the following:
                                                               December 31,

                                                            2002          2001
                                                         ----------   ----------
     Revolving line of credit with finance company,
        collateralized by accounts receivable, with
        interest at 1% over prime (effective rate
        of 5.0% at December 31, 2002), payable
        monthly; due Feb 2005                          $ 1,423,000    $  495,000
     Notes payable to banks, collateralized by
        transportation equipment, due in installments
        through March 2012 with interest ranging from
        1.9% to 10.85%                                     641,000       699,000
     Notes payabe to banks and finance companies,
         collateralized by land buildings, and
        improvements due in monthly and quarterly
        installments through February 2005 with
        interest ranging from 4.31% to 11%              11,794,000    13,644,000
     Note payable to an investment company,
        collateralized with interest at 12.5%
        payable quarterly, due in four quarterly
        installments beginning in 2005, including
        original issue premiun                          10,202,000    10,254,000
                                                       -----------    ----------
                                                        24,060,000    25,092,000
      Less - current maturities                          3,515,000     2,545,000
                                                       -----------   -----------
                                                       $20,545,000   $22,547,000
                                                       ===========   ===========


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

                       AVALON CORRECTIONAL SERVICES, INC
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)
                           FOR THE YEARS 2002 AND 2001

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

                       AVALON CORRECTIONAL SERVICES, INC
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)
                           FOR THE YEARS 2002 AND 2001


                                                2002           2001
                                           ------------    -----------

           Net Income

                As reported                 $ 1,121,000     $ 1,325,000
                                            ===========     ===========
                Pro forma                   $   931,000     $ 1,048,000
                                            ===========     ===========
           Basic income per share

                As reported                 $      0.23     $      0.28
                                            ===========     ===========

                Pro forma                   $      0.19     $      0.22
                                            ===========     ===========
           Diluted income per share

                As reported                 $      0.20     $      0.25
                                            ===========     ===========
                Pro forma                   $      0.14     $      0.21
                                            ===========     ===========

     The fair value of each grant is  estimated  on the date of grant  using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions used:


                                              2002      2001
                                           --------   ---------

               Dividends                         -          -

               Expected Volatility           35.0%      67.0%

               Risk free interest rate        3.1%       5.1%

               Expected life (years)            10         10

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



                                     2002                       2001
                                 -----------                 ----------

                                         Weighted                   Weighted
                                         Average                    Average
                                         Exercise                   Exercise
                             Shares      Price          Shares      Price
                            --------    ---------       -------     ---------
Outstanding at beginning
   of year                   461,060    $   1.69        479,610     $    1.69

Granted                      104,500        2.31         96,700          1.70

Exercised                   (47,378)        1.65        (81,994)         1.56

Forfeited                   (12,350)        1.88        (33,256)         1.70
                            --------                   ---------
Outstanding at end of year   505,832        1.83         461,060         1.69
                            ========                   =========
Options exercisable at
   year end                 441,490        1.79         380,028         1.71
                            ========                   =========
Weighted average fair
   value of

Options granted during
   the year                          -----------                 ------------
                                     $      1.24                 $       1.37
                                     ===========                 ============

                       AVALON CORRECTIONAL SERVICES, INC
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)
                           FOR THE YEARS 2002 AND 2001

     The following table summarizes information about fixed-price stock options outstanding at December 31, 2002.


                          Options Outstanding                 Options
                   ------------------------------------   ----------------------
                                 Weighted
                                 Average       Weighted                 Weighted
                     Number      Remaining     Average    Number        Average
                    Outstanding  Contractual   Exercise   Exercisable   Exercise
                    at 12/31/02  Life (Years)  Price      at 12/31/02   Price
                   ------------  ------------  ---------  -----------   --------

Range of exercise
$1.50 to $2.25         402,332          6.66      $1.70       378,615   $   1.69
$2.26 to $3.39         101,500          9.19      $2.32        60,875   $   2.35
$3.40 to $4.25           2,000          5.13      $4.00         2,000   $   4.00
                      --------                                -------
                       505,832                                441,490
                      ========                                =======
NOTE 11.  ACQUISITIONS AND CONTRACTS

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

                       AVALON CORRECTIONAL SERVICES, INC
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)
                           FOR THE YEARS 2002 AND 2001

NOTE 12.  EARNINGS PER SHARE

     The following table sets forth the computation of earnings per share and earnings per share assuming dilution.

                                                              2002       2001
                                                           ---------   ---------
   Numerator

     Net income - basic                                  $ 1,121,000 $ 1,325,000

     Effect of dilutive securities, net of income tax:

       - interest reduction on assumed debenture

           conversions                                      173,000      289,000
                                                         ----------   ----------
     Numerator for earnings per share assuming

         dilution                                        $1,294,000   $1,614,000
                                                         ==========   ==========
     Denomination for earning per share:

       Weighted average shares outstanding - basic        4,891,942    4,808,067

       Effect of dilutive securities:

       - debenture conversions                            1,283,333    1,283,333

       - stock options                                       68,149       62,919

       - stock warrants                                     201,220      178,288
                                                         ----------    ---------
     Denominator for earnings per share assuming
         dilution                                         6,444,644    6,332,607
                                                         ==========    =========

     Earnings per share, basic                           $     0.23    $    0.28
                                                         ==========    =========
     Earnings per share assuming dilution                $     0.20    $    0.25
                                                         ==========    =========


     Outstanding options and warrants of 103,500 and 203,539 for the periods ended December 31, 2002 and 2001, respectively, have been excluded from the above calculations as they would be anti-dilutive.

                       AVALON CORRECTIONAL SERVICES, INC
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)
                           FOR THE YEARS 2002 AND 2001

NOTE 13.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts and estimated fair values of the Company's financial instruments, none of which were held for trading purposes, were as follows:


                                                         Year Ended December 31,

                                                  2002                         2001
                                        -------------------------      ----------------------
                                         Carrying      Estimated       Carrying     Estimated
                                          Amount       Fair Value       Amiunt     Fair Value
                                       -----------    ------------   -----------  ------------
     Financial Assets

       Cash and cash equivalents       $ 1,250,000    $ 1,250,000    $ 2,389,000  $ 2,389,000
                                       ===========    ===========    ===========  ===========
       Certificates of deposit         $ 1,800,000    $ 1,800,000    $       ---  $       ---
                                       ===========    ===========    ===========  ===========
       Notes receivable                $    10,000    $    10,000    $    35,000  $    35,000
                                       ==========     ===========    ===========  ===========
     Fianancial liabilities

       Variable rate debt              $12,448,000    $12,448,000    $12,940,000  $12,940,000
                                       ===========    ===========    ===========  ===========
       Fixed rate debt                 $11,612,000    $13,070,000    $12,152,000  $12,957,000
                                       ===========    ===========    ==========   ===========
       Convertible debentures          $ 3,850,000    $ 4,430,000    $ 3,850,000  $ 4,382,000
                                       ===========    ===========    ===========  ===========
       Redeemable common stock         $ 3,176,000    $ 2,369,000    $ 3,470,000  $ 3,229,000
                                       ===========    ===========    ===========  ===========


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

                       AVALON CORRECTIONAL SERVICES, INC
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)
                           FOR THE YEARS 2002 AND 2001

 NOTE 14. INCOME TAX

   Income tax expense consists of the following for the years ended December 31:



                                                    2002             2001
                                              --------------    --------------

             Current

                    Federal                   $   357,000       $         ---

                    State                          41,000                 ---
                                              -----------       ----------------
                                                  398,000                 ---
                                              -----------       ----------------
             Deferred
                    Federal                       132,000                 ---

                    State                          17,000                 ---
                                              -----------       ----------------
                                                  149,000                 ---
                                              -----------       ----------------

                   Total                      $   547,000       $         ---
                                              ===========       ================

     The following is a reconciliation of the provision for (benefit from) income taxes from continuing operations computed by applying the Federal statutory rate of 34% and the effective income tax rate for the years ended December 31, 2002 and 2001:


                                                        Year ended December 31,
                                                          2002            2001
                                                       -----------     ---------

Provision for income taxes at statutory rate           $  567,000     $  451,000

State income taxes, net of federal benefit                 67,000            ---

Nondeductible expenses                                     19,000         14,000

Change in valuation allowance                            (73,000)      (523,000)

Change in prior year estimate                            (33,000)         58,000
                                                      -----------    -----------
       Total provision for income taxes               $   547,000    $       ---
                                                      ===========    ===========
    Deferred tax assets and liabilities                Year ended December 31,

                                                         2002           2001
                                                     ------------   ------------
Deferred tax assets:

   Net operating loss carry forward                   $      ---     $   303,000

   Nondeductible investee losses                         344,000         256,000

   Nondeductible accruals and allowances                  64,000          86,000
                                                     -----------     -----------
                                                         408,000         645,000
   Less: Valuation allowance                                 ---        (73,000)
                                                     -----------     -----------
      Deferred tax assets                                408,000         572,000
                                                     -----------     -----------
Deferred tax liabilities

   Property and equipment                              (491,000)       (506,000)
                                                     -----------     -----------

      Net deferred tax asset (liability)             $  (83,000)     $    66,000

                                                     ===========     ===========

                        AVALON CORRECTIONAL SERVICES, INC
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Restated)
                           FOR THE YEARS 2002 AND 2001


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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                   PART III

ITEM  9.  DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

MANAGEMENT -

      Name                  Age  Position(s) with the Company

      Donald E. Smith ......50  Chief Executive Officer and Director
      James L. Saffle ......50  President
      Patrick Sullivan .....36  Vice President of Texas Operations
      Thomas M Sullivan ....44  Vice President of Colorado Operations
      Randall J. Wood ..... 44  Corporate Secretary, Vice President, and Counsel
      Tiffany Smith ........35  Vice President of Corporate Communications
      Lloyd Lovely .........53  Vice President of Finance
      Eric Gray ............46  Vice President and Counsel
      Robert O. McDonald ...64  Director
      Mark S. Cooley .......45  Director
      James P. Wilson ......44  Director
      Charles W. Thomas ....59  Director


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

     4. i    Form of Stock Certificate (1)
        ii   Form of Convertible Debenture Agreement (6)

    10. i    Stock  Option  Plan  adopted  by  Board  of Directors on August 16,
             1994 (4)
        ii Change of Control Agreement between Donald E. Smith and Avalon Community Services, Inc. dated August 25, 1997. (5)
        iii  Employment Agreement with Donald E. Smith dated August 8, 1997. (5)
        iv   Agreement dated June 1, 1998 between Southern Corrections
             Systems, Inc. and the Texas Department of Criminal Justice. (7)
        v    Financing agreement between Avalon Community Services,
             Inc., and Fleet Capital Corporation dated February 25,
             1999. (8)
        vi   Amended and Restated Loan and Security Agreement between
             Avalon Correctional Services, Inc., et al., and Fleet
             Capital Corporation, dated December 9, 1999. (10) vii Agreement dated September 16, 1998, between Avalon
             Community Services, Inc., and RSTW Partners III. (9)

    21. i Subsidiaries of Registrant. The Registrant's wholly owned subsidiary, Southern Corrections Systems, Inc., is the sole member of The Villa at Greeley, L.L.C., a Colorado limited
             liability company.   Southern Corrections Systems, Inc., is
             the sole voting member of Adams Community Corrections Program, Inc., a Colorado nonprofit corporation.

     31.1 Annual   Certification  of  the  Chief  Executive  Officer  of  Avalon
          Correctional   Services,   Inc.,   pursuant  to  Section  302  of  the
          Sarbanes-Oxley Act of 2002.

     31.2 Annual Certification of the Vice President of Finance of Avalon Correctional Services, Inc., pursuant to Section 302 of the Sarbanes -Oxley Act of 2002.

     32   Annual Certification to 18 U.S.C. Section 1350, as adopted pursuant to
          Section 906 of the Sarbanes Oxley Act of 2002.

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

                                          Dated: February 27, 2004

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:   s\ Donald E. Smith
Donald E. Smith
Chief Executive Officer and Director                 Dated: February 27, 2004



By:   s\ Robert O. McDonald
Robert O. McDonald
Director                                             Dated: February 27, 2004



By:   s\ Mark S. Cooley
Mark S. Cooley
Director                                             Dated: February 27, 2004



By:   s\ James P. Wilson
James P. Wilson
Director                                             Dated: February 27, 2004



By:   s\ Charles W. Thomas, Ph.D.
Charles W. Thomas
Director                                             Dated: February 27, 2004



By:   s\ David Grose
David Grose
Vice President of Finance                            Dated: February 27, 2004

                                                                   Exhibit 31.1
                                 ANNUAL CERTIFICATION

I, Donald E. Smith, certify that:

     1. I have reviewed this annual report on Form 10-KSB/A of Avalon Correctional Services, Inc.;

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusion about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c. Disclosed in this report any changes in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting, which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


February 27, 2004

/s/ Donald E. Smith

Donald E. Smith
Chief Executive Officer

                                                                    Exhibit 31.2

                              ANNUAL CERTIFICATION

I, David Grose, certify that:

     1. I have reviewed this annual report on Form 10-KSB/A of Avalon Correctional Services, Inc.;

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusion about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c. Disclosed in this report any changes in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting, which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


February 27, 2004

/s/ David Grose

David Grose
Vice President of Finance

                                                                      Exhibit 32

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), each of the undersigned officers of Avalon Correctional Services, Inc.(the "Company"), does hereby certify, to such officer's knowledge, that:

     The annual report on Form 10-KSB/A for the year ended December 31, 2002, of the Company fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-KSB/A fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Donald E. Smith

Donald E. Smith
Chief Executive Officer
February 27, 2004

/s/ David Grose

David Grose
Vice President of Finance
February 27, 2004