Form 10-Q/A
period 2003-03-31
AVALON CORRECTIONAL SERVICES INC
filed 2004-02-27
CIK 872202

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

                         PART I - FINANCIAL INFORMATION
               AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              (Unaudited, Restated)


                                                     March 31,      December 31,
                                                       2003            2002
                                                   ------------    -------------
ASSETS
Current assets:
   Cash and cash equivalents                       $   440,000     $   1,250,000
   Certificates of deposit                           1,800,000         1,800,000
   Accounts receivable, net                          3,300,000         2,768,000
   Prepaid expenses and other                          496,000           287,000
                                                  ------------     -------------
         Total current assets                        6,036,000         6,105,000
Property and equipment, net                         30,541,000        30,041,000
Intangible assets                                    3,405,000         3,545,000
                                                  ------------     -------------
         Total assets                             $ 39,982,000     $  39,691,000
                                                 =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable, accrued
     liabilities and other                        $    902,000     $     624,000
   Accrued payroll                                     307,000           571,000
   Accrued income tax                                  286,000           265,000
    Current maturities of long-term debt             3,074,000         3,515,000
                                                  ------------      ------------
         Total current liabilities                   4,569,000         4,975,000
Long-term debt, less current maturities             21,003,000        20,545,000
Convertible debentures                               3,850,000         3,850,000
Deferred income taxes                                  126,000           147,000
Redeemable common stock, $.001 par value
     1,622,448 shares issued and outstanding         2,822,000         3,176,000
Stockholders' equity:
   Common stock: Par value $.001; 24,000,000
       shares authorized; 4,895,002 shares
       issued and outstanding, less 1,622,448
       shares subject to repurchase                      3,000             3,000

    Preferred stock; par value $.001; 1,000,000
          shares authorized; none issued                   ---               ---
   Paid-in capital                                   8,262,000         7,908,000
   Accumulated deficit                               (653,000)         (913,000)
                                                    ----------      ------------
    Total liabilities and stockholders'equity     $ 39,982,000      $ 39,691,000
                                                  ============      ============


        The accompanying notes are an integral part of these consolidated financial statements.

               AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited, Restated)


                                                          Three Months Ended
                                                               March 31,

                                                       2003                 2002

                                                    -----------     ------------
Revenues                                            $ 6,170,000     $  6,625,000
                                                    -----------     ------------
Costs and expenses
   Direct operating                                   4,379,000        4,468,000
   General and administrative                           358,000          512,000
   Depreciation and amortization                        413,000          551,000
   Interest expense                                     589,000          654,000
                                                    -----------     ------------
Net income from operations
   before income tax expense                            431,000          440,000
   Income tax expense                                   171,000          114,000
                                                    -----------     ------------
Net income                                          $   260,000     $    326,000
                                                    ===========     ============

Net income per share, basic                         $      0.05     $       0.07
                                                    ===========     ============


Net income per share, diluted                       $      0.05     $       0.06
                                                    ===========     ============


























        The accompanying notes are an integral part of these consolidated financial statements.

               AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                              (Unaudited, Restated)

                                                         For the three months
                                                            ended March 31,
                                                            2003         2002
                                                        ----------     --------
OPERATING ACTIVITIES:
   Net income                                           $  260,000    $  326,000
   Adjustments to reconcile net income to
     net cash provided by (used in) operating
        activities:
        Depreciation and amortization                      413,000       551,000
        Amortization of debt issue costs                    74,000        79,000
   Gain on sale of property                                (2,000)           ---
   Changes in operating assets and liabilities:
        Increase in:
             Accounts receivable                         (532,000)     (289,000)
             Prepaid expenses and other                  (209,000)     (219,000)
        Increase (decrease) in accounts payable,
                 accrued liabilities and other              14,000     (590,000)
                                                        ----------     ---------
        Net cash provided by (used in) operations           18,000     (142,000)
                                                        ----------     ---------
INVESTING ACTIVITIES:
     Capital expenditures                                (851,000)     (137,000)
     Proceeds from disposition of property                   7,000           ---
                                                        ----------     ---------
        Net cash used in investing activities            (844,000)     (137,000)
                                                        ----------     ---------
FINANCING ACTIVITIES:
     Proceeds from borrowing                             7,712,000     7,092,000
     Repayment of borrowing                            (7,696,000)   (7,696,000)
     Proceeds from warrant and option exercise                 ---        31,000
                                                       -----------   -----------
        Net cash provided by (used in) financing
           activities                                       16,000     (573,000)
                                                       -----------   -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                (810,000)     (852,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           1,250,000     2,389,000
                                                       -----------   -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD              $    440,000   $ 1,537,000
                                                      ============   ===========




        The accompanying notes are an integral part of these consolidated financial statements.

               AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited, Restated)

NOTE 1.  BASIS OF PRESENTATION

Interim Financial Statements  -

     The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes should be read in conjunction with the December 31, 2002 Form 10-KSB filing, as amended and restated. The results of operations for the three months ended March, 31, 2003, are not necessarily indicative of the results that may be expected for the entire year ended December 31, 2003.

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

Restatement -

     Upon original implementation of Statement of Financial Accounting Standards ("SFAS") No. 142, the Company determined that intangible assets related to the value of contracts previously acquired in business combinations had an indefinite life, and therefore were not amortized. After communication with the SEC staff resulting in a reevaluation of the life of contract intangibles, the Company decided to restate the consolidated financial statements as of and for the year ended December 31, 2002, to amortize contract intangibles over a fifteen-year life (the life assigned prior to the implementation of SFAS No. 142 on January 1, 2002). The effect of the restatement reduced total assets from $40,262,000, as originally reported at March 31, 2003, to $39,982,000, reduced total liabilities from $29,654,000 to $29,548,000 (due to income tax effects) and therefore reduced stockholders' equity from $7,786,000 to $7,612,000. A summary of the effects of these items on previously reported results of operations follows:


                                      As
                                  Originally        Effect of
   First quarter 2003              Reported        Restatement          Restated
-------------------------        -------------     -------------     -----------
Revenues                         $   6,170,000      $          -    $  6,170,000
Costs and expenses                   5,683,000            56,000       5,739,000
                                 -------------      -------------    -----------
Net income before income
   tax expense                         487,000           (56,000)        431,000
Income tax expense                     192,000           (21,000)        171,000
                                 -------------       ------------     ----------
Net income                       $     295,000      $    (35,000)    $   260,000
                                 =============       ============     ==========
Basic income per share           $         .06      $       (.01)    $       .05
                                 =============       ============     ==========
Diluted income per share         $         .05      $           -    $       .05
                                 =============       ============     ==========

                                      As
                                  Originally         Effect of
   First quarter 2002              Reported         Restatement        Restated
-------------------------       --------------     -------------    -----------
Revenues                        $   6,625,000    $             -    $ 6,625,000
Costs and expenses                  6,129,000             56,000      6,185,000
                                --------------     -------------    -----------
Net income before income
    tax expense                       496,000           (56,000)        440,000
Income tax expense                    135,000           (21,000)        114,000
                                 -------------      ------------    ------------
Net income                      $     361,000    $      (35,000)    $    326,000
                                ==============      ============    ============
Basic income per share          $         .07    $            -     $        .07
                                =============       ============    ============
Diluted income per share        $         .07    $         (.01)    $        .06
                                =============       ============    ============

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


                                                    Three months ended March 31,
                                                    ----------------------------
                                                          2003           2002
                                                       ---------      ----------
Net income, as reported                             $    260,000      $  326,000
Deduct: Total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax
  effects                                                 13,000          19,000
                                                     -----------      ----------
Pro forma net income                                $    247,000      $  307,000
                                                    ============      ==========
Earnings per share:
      Basic - as reported                           $       0.05      $     0.07
                                                    ============      ==========
      Basic - pro forma                             $       0.05      $     0.06
                                                    ============      ==========
      Diluted - as reported                         $       0.05      $     0.06
                                                    ============      ==========
      Diluted - pro forma                           $       0.04      $     0.05
                                                    ============ =    ==========

NOTE 2.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                              March 31,         December 31,
                                                                                2003                2002
                                                                            ------------        -----------
Revolving line of credit with finance company, collateralized by accounts receivable, with interest at 1.0% over prime
    (effective rate of 5.0% at March 31, 2003); due Feb 2005                 $    983,000    $     1,423,000
Notes payable to banks, collateralized by transportation
    equipment, due in installments through March 2012
    with interest ranging from 1.9% to 10.9%.                                     672,000            641,000
Notes payable to banks and finance companies, collateralized by land, buildings, and improvements due in monthly and quarterly installments through February 2005 with interest ranging from
    3.9% to 11.0%                                                              12,232,000         11,794,000
Note payable to an investment company, uncollateralized
    with interest at 12.5%, payable quarterly, due in four quarterly
    installments beginning in 2005, including original issue premium           10,190,000         10,202,000
                                                                            -------------    ---------------
                                                                               24,077,000         24,060,000
Less - current maturities                                                       3,074,000          3,515,000
                                                                            -------------    ---------------
                                                                            $  21,003,000    $    20,545,000
                                                                            =============    ===============

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

NOTE 5.  EARNINGS PER SHARE

     The following table sets forth the computation of earnings per share and earnings per share assuming dilution.

                                                              Three months ended
                                                                     March 31,

                                                               2003        2002
                                                             --------    -------
Numerator:
   Net income - basic                                     $  260,000   $ 326,000
   Effect of dilutive securities, net of income tax:
    - interest reduction on assumed debenture conversions     43,000     72,000
                                                           ---------  ---------
Numerator for earnings per share, diluted                 $  303,000   $ 398,000
                                                           =========   =========
Denominator for earnings per share:
   Weighted average shares outstanding - basic             4,895,002   4,847,938
   Effect of dilutive securities:
    - debenture conversions                                1,283,333   1,283,333
    - stock options                                              ---     104,904
    - stock warrants                                             ---     248,924
                                                           ---------   ---------
Denominator for earnings per share, diluted                6,178,335   6,485,099
                                                           =========   =========
Income per share, basic                                   $     0.05   $    0.07
                                                          ==========   =========
Income per share, diluted                                 $     0.05   $    0.06
                                                          ==========   =========

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

Restatement -

     See Note 1 to the consolidated financial statements.

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

Results of Operations -

Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002.

     The Company's revenues decreased by 7% to $6,170,000 for the three months ended March 31, 2003 from $6,625,000 for the three months ended March 31, 2002. The decreased revenues were a result of the expiration loss of the Union City Juvenile Center contract in December 2002. The revenues from the Union City contract were , partially offset by increased revenues from new from the Company's Oklahoma and Texas contracts at the Riverside and Roy K. Robb facilities. The Union City Juvenile Center operations contributed approximately $971,000 to revenues in the first quarter of 2002. Earnings before interest, taxes, depreciation, and amortization for the three months ended March 31, 2003 were $1,433,000 compared to $1,645,000 for the three months ended March 31, 2002. The decrease in earnings before interest, taxes, depreciation, and amortization was a result of the expiration of the Union City Juvenile Center contract. Earnings before interest, taxes, depreciation, and amortization can be reconciled to earnings before taxes by adding interest and depreciation and amortization expenses to net income before taxes. Income before taxes declined 2% for the three months ended March 31, 2003 to $431,000 compared to $440,000 for the three months ended March 31, 2002. The decrease in income before taxes was minimized by the implementation of significant cost reductions by the Company.

     The Company's net income was $260,000 for the three months ended March 31, 2003 and $326,000 for the three months ended March 31, 2002. The Company recorded a tax provision of $171,000 for the three months ended March 31, 2003, compared to versus a provision of $114,000 for the three months ended March 31, 2002. The lower effective rate in 2002 was due to the utilization of tax loss carry forwards. The earnings per share were $.05 basic and diluted for the three months ended March 31, 2003 and 2003 and were $.07 basic and $.06 diluted for the three months ended March 31, 2002. Cash flow from operations increased $160,000 for the three months ended March 31, 2003 compared to the three months ended March 31, 2002.

     Corporate. General and administrative expenses decreased 30% to $358,000 for the three months ended March 31, 2003, from $512,000 for the three months ended March 31, 2002. The decrease reduction was a result of significant cost-containment efforts, particularly in the expense areas of personnel, travel, and marketing, that were undertaken in light of the expiration of the Union City Juvenile Center contract. Interest expense decreased $65,000 for the three months ended March 31, 2003 versus the first quarter of 2002 as a result of lower interest rates. Depreciation and amortization expenses decreased $138,000 as several assets were fully amortized completely written off during 2002. the past year.

Critical Accounting Policies -

     Intangible assets. Three of Avalon's facilities - the Avalon Correctional Center, The Villa at Greeley and the Phoenix Center - have intangible assets on their books representing the value allocated to the operating contracts at the time of their acquisition. Financial Accounting Standards Board SFAS 142, Goodwill and Other Intangible Assets, requires that intangible assets whose useful lives are estimated to be indefinite can no longer be amortized. Avalon originally determined these intangible assets had indefinite lives inasmuch as they relate to contracts that are renewable at minimal costs, are routinely renewed, and are expected to be renewed. If the intangible assets are shown to be impaired in some future period, they are required to be written down to their fair value in the period when the impairment is ascertained. Intangible assets originally determined to have indefinite lives totaled $2,631,000 at March 31, 2003. Any impairments recorded would have an adverse effect on earnings, possibly materially, in the period the impairment is determined. During 2002, independent appraisals were obtained on the related properties. The value on each property was higher than the carrying value of the underlying intangible and tangible assets, so no impairment has been found to exist. Intangible assets are tested for impairment annually. The Company's 2002 financial statements and the interim financial statements included herein, have been restated to amortize contract intangibles over 15 years. See Note 1 to consolidated financial statements.

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

     Not Applicable.

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

Item 6.       Exhibits and reports on Form 8-K - None.

The  following  exhibits  are filed as a part of this  Quarterly  Report on Form
10-Q:

    31.1 Certification of the Chief Executive Officer of Avalon Correctional Services, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2    Certification  of   the   Vice   President   of  Finance  of  Avalon
            Correctional Services, Inc., pursuant to Section 302 of the Sarbanes -Oxley Act of 2002.

    32.1 Certification of the Chief Executive Officer of Avalon Correctional Services, Inc., pursuant to 18 U.S.C. Section 1350, a adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

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



Date:   February 27, 2004                     AVALON CORRECTIONAL SERVICES, INC.





                                     By:     s/ Donald E.  Smith
                                     -------------------------------------------
                                        Donald E. Smith, Chief Executive Officer



                                     By:     s/ David Grose
                                     -------------------------------------------
                                        David Grose, Vice President of Finance

                                                                    Exhibit 31.1
                                 CERTIFICATION

I, Donald E. Smith, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Avalon Correctional Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) and 15d-15 (e)) for the registrant and have:

     a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c. Disclosed in this report any changes in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


February 27, 2004

/s/ Donald E. Smith

Donald E. Smith
Chief Executive Officer

                                                                    Exhibit 31.2

                                 CERTIFICATION

I, David Grose, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Avalon Correctional Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) and 15d-15 (e)) for the registrant and have:

     a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c. Disclosed in this report any changes in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

/s/ David Grose

David Grose
Vice President of Finance

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Avalon Correctional Services, Inc. (the "Company") on Form 10-Q/A for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Donald E. Smith, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

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

/s/ Donald E. Smith

Donald E. Smith
Chief Executive Officer
February 27, 2004

                                                                    Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Avalon Correctional Services, Inc. (the "Company") on Form 10-Q/A for the period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David Grose, Vice President of Finance of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ David Grose

David Grose
Vice President of Finance
February 27, 2004