Form 10-Q/A
period 2003-06-30
AVALON CORRECTIONAL SERVICES INC
filed 2004-02-27
CIK 872202

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
                           CONSOLIDATED BALANCE SHEETS
                              (Unaudited, Restated)


                                                    June 30,        December 31,
                                                      2003              2002
                                                 -------------     -------------
ASSETS
Current assets:
   Cash and cash equivalents                       $    444,000   $    1,250,000
   Certificates of deposit                            1,800,000        1,800,000
   Accounts receivable, net                           3,112,000        2,768,000
   Prepaid expenses and other                           505,000          287,000
                                                   ------------   --------------
         Total current assets                         5,861,000        6,105,000
Property and equipment, net                          30,858,000       30,041,000
Intangible assets                                     3,286,000        3,545,000
                                                   ------------   --------------
         Total assets                              $ 40,005,000    $  39,691,000
                                                  =============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable, accrued liabilities
     and other                                       $  637,000       $  624,000
   Accrued payroll                                      477,000          571,000
   Accrued income tax                                   134,000          265,000
    Current maturities of long-term debt              2,962,000        3,515,000
                                                    -----------       ----------
         Total current liabilities                    4,210,000        4,975,000
Long-term debt, less current maturities              21,098,000       20,545,000
Convertible debentures                                3,850,000        3,850,000
Deferred income taxes                                   161,000          147,000
Redeemable common stock, $.001 par value
     1,622,448 shares issued and outstanding          2,522,000        3,176,000
Stockholders' equity:
   Common stock: Par value $.001; 24,000,000
        shares authorized; 4,895,002 shares
        issued and outstanding, less 1,622,448
        shares subject to repurchase                     3,000             3,000

    Preferred stock; par value $.001; 1,000,000
       shares authorized; none issued                      ---               ---
   Paid-in capital                                   8,562,000         7,908,000
   Accumulated deficit                               (401,000)         (913,000)
                                                  ------------        ----------
     Total liabilities and stockholders' equity  $  40,005,000      $ 39,691,000
                                                 =============      ============


        The accompanying notes are an integral part of these consolidated financial statements.

               AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited, Restated)


                                           Three Months Ended                    Six Months Ended
                                                June 30,                             June 30,
                                         2003              2002             2003            2002

                                      -------------    ------------     ------------    -------------
Revenues                              $   6,112,000    $  6,744,000     $ 12,282,000     $ 13,369,000
                                      -------------    ------------     ------------    -------------
Costs and expenses
   Direct operating                       4,321,000       4,649,000        8,700,000        9,117,000
   General and administrative               425,000         565,000          783,000        1,077,000
   Depreciation and amortization            427,000         551,000          840,000        1,102,000
   Interest expense                         594,000         641,000        1,183,000        1,295,000
                                      -------------    ------------    -------------     ------------
Net income from operations
   before income tax expense                345,000         338,000          776,000          778,000
   Income tax expense                        93,000          69,000          264,000          183,000
                                      -------------    ------------    -------------     ------------
Net income                            $     252,000    $    269,000     $    512,000     $    595,000
                                      =============    ============    =============     ============

Net income per share, basic           $        0.05    $       0.06     $       0.10     $       0.12
                                      =============    ============     ============     ============


Net income per share, diluted         $        0.05    $       0.05     $       0.10     $       0.11
                                      =============    ============     ============     ============



        The accompanying notes are an integral part of these consolidated financial statements.

               AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                              (Unaudited, Restated)

                                               For the six months ended June 30,
                                                         2003            2002
                                                      ----------     -----------
OPERATING ACTIVITIES:
   Net income                                       $    512,000     $   595,000
   Adjustments to reconcile net income to
     net cash provided by operating activities:
        Depreciation and amortization                    840,000       1,102,000
        Amortization of debt issue costs                 123,000         163,000
   Loss on sale of property                               14,000            ---
   Changes in operating assets and liabilities:
        Decrease (increase) in:
             Accounts receivable                       (344,000)         195,000
             Prepaid expenses and other                (218,000)       (318,000)
        Increase (decrease) in:
             Accounts payable, accrued liabilities,
                and other                                 13,000       (449,000)
             Accrued payroll                            (94,000)        (62,000)
             Accrued income tax                        (131,000)        (57,000)
             Deferred income taxes                        14,000             ---
                                                     -----------     -----------
        Net cash provided by operations                  729,000       1,169,000
                                                     -----------     -----------
INVESTING ACTIVITIES:
     Capital expenditures                            (1,534,000)       (393,000)
                                                     -----------     -----------
        Net cash used in investing activities        (1,534,000)       (393,000)
                                                    ------------     -----------
FINANCING ACTIVITIES:
     Proceeds from borrowing                         15,258,000       14,004,000
     Repayment of borrowing                        (15,259,000)     (15,171,000)
     Proceeds from warrant and option exercise              ---           74,000
                                                   ------------     ------------
        Net cash used in financing activities           (1,000)      (1,093,000)
                                                   ------------     ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS             (806,000)        (317,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        1,250,000        2,389,000
                                                   ------------     ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD          $     444,000     $  2,072,000
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

Restatement -

     Upon original implementation of Statement of Financial Accounting Standards ("SFAS") No. 142, the Company determined that intangible assets related to the value of contracts previously acquired in business combinations had an indefinite life, and therefore were not amortized. After communication with the SEC staff resulting in a reevaluation of the life of contract intangibles, the Company decided to restate the consolidated financial statements as of and for the year ended December 31, 2002, to amortize contract intangibles over a fifteen-year life (the life assigned prior to the implementation of SFAS No. 142 on January 1, 2002). The effect of the restatement reduced total assets from $40,342,000, as originally reported at June 30, 2003, to $40,005,000, reduced total liabilities from $29,446,000 to $29,319,000 (due to income tax effects) and therefore reduced stockholders' equity from $8,374,000 to $8,164,000. A summary of the effects of these items on previously reported results of operations follows:


                                     As
                                 Originally         Effect of
   Second Quarter 2003            Reported         Restatement        Restated
---------------------------    --------------     -------------    -------------
Revenues                       $    6,112,000     $          -     $   6,112,000
Costs and expenses                  5,710,000            57,000        5,767,000
                               --------------     -------------    -------------
Net income before income
    tax expense                       402,000          (57,000)          345,000
Income tax expense                    114,000          (21,000)           93,000
                                -------------     -------------    -------------
Net income                     $      288,000     $    (36,000)    $     252,000
                               ==============     =============    =============
Basic income per share         $          .06     $       (.01)    $         .05
                               ==============     =============    =============
Diluted income per share       $          .05     $          -     $         .05
                               ==============     =============    =============

                                      As
                                  Originally        Effect of
    First six months 2003          Reported        Restatement       Restated
----------------------------    --------------    -------------    -------------
Revenues                        $   12,282,000    $           -    $  12,282,000
Costs and expenses                  11,393,000          113,000       11,506,000
                                --------------    -------------    -------------
Net income before income
    tax expense                        889,000        (113,000)          776,000
Income tax expense                     306,000         (42,000)          264,000
                                --------------    -------------     ------------
Net income                      $      583,000    $    (71,000)     $    512,000
                                ==============    =============     ============
Basic income per share          $          .12    $       (.02)     $        .10
                                ==============    =============     ============
Diluted income per share        $          .11    $       (.01)     $        .10
                                ==============    =============     ============


                                     As
                                 Originally          Effect of
    Second quarter 2002           Reported          Restatement       Restated
---------------------------     --------------    --------------    ------------
Revenues                        $    6,744,000    $           -     $  6,744,000
Costs and expenses                   6,349,000            57,000       6,406,000
                                --------------    --------------    ------------
Net income before income
    tax expense                        395,000          (57,000)         338,000
Income tax expense                      90,000          (21,000)          69,000
                                --------------    --------------    ------------
Net income                      $      305,000    $     (36,000)    $    269,000
                                ==============    ==============    ============
Basic income per share          $          .06    $            -    $        .06
                                ==============    ==============    ============
Diluted income per share        $          .06    $        (.01)    $        .05
                                ==============    ==============    ============


                                     As
                                 Originally           Effect of
   First six month 2002           Reported           Restatement      Restated
---------------------------     --------------     --------------   ------------
Revenues                        $   13,369,000     $            -   $ 13,369,000
Costs and expenses                  12,478,000            113,000     12,591,000
                                --------------     --------------   ------------
Net income before income
     tax expense                       891,000          (113,000)        778,000
Income tax expense                     225,000           (42,000)        183,000
                                --------------     --------------   ------------
Net income                      $      666,000     $     (71,000)   $    595,000
                                ==============     ==============   ============
Basic income per share          $          .14     $        (.02)   $        .12
                                ==============     ==============   ============
Diluted income per share        $          .12     $        (.01)   $        .11
                                ==============     ==============   ============

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


                                             Three months ended June 30,     Six months ended June 30,
                                           ------------------------------   --------------------------
                                               2003            2002             2003           2002
                                           -------------   ------------     -------------  -----------
Net income, as reported                     $  252,000     $   269,000      $  512,000      $  595,000
Deduct: Total stock-based employee
compensation expense determined
under fair value based method for all
awards, net of related tax effects              26,000          57,000          52,000         115,000
                                           -----------    ------------     -----------    ------------
Pro forma net income                        $  226,000     $   212,000      $  460,000      $  480,000
                                           ===========    ============     ===========    ============
Earnings per share:
      Basic - as reported                  $      0.05    $       0.06     $      0.10     $      0.12
                                           ===========    ============     ===========    ============
      Basic - pro forma                    $      0.05    $       0.04     $      0.09     $      0.10
                                           ===========    ============     ===========    ============
      Diluted - as reported                $      0.05    $       0.05     $      0.10     $      0.11
                                           ===========    ============     ===========    ============
      Diluted - pro forma                  $      0.04    $       0.03     $      0.07     $      0.07
                                           ===========    ============     ===========    ============

NOTE 2.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                           June 30,      December 31,

                                                                             2003            2002
                                                                         ------------    -------------
Revolving line of credit with finance company, collateralized by accounts receivable, with interest at 1.0% over prime
    (effective rate of 4.8% at June 30, 2003); due Feb 2005              $    827,000    $  1,423,000
Notes payable to banks, collateralized by transportation
    equipment, due in installments through March 2012
    with interest ranging from 2.9% to 10.4%.                                 772,000         641,000
Notes payable to banks and finance companies, collateralized by land, buildings and improvements due in monthly and quarterly installments through February 2005 with interest ranging from
    3.9% to 11.0%                                                          12,284,000      11,794,000
Note payable to an investment company, uncollateralized
    with interest at 12.5%, payable quarterly, due in four quarterly
    installments beginning in 2005, including original issue premium       10,177,000      10,202,000
                                                                         ------------      ----------
                                                                           24,060,000      24,060,000
Less - current maturities                                                   2,962,000       3,515,000
                                                                         ------------      ----------
                                                                         $ 21,098,000    $ 20,545,000
                                                                         ============    ============

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

NOTE 5.  EARNINGS PER SHARE

     The following table sets forth the computation of earnings per share and earnings per share assuming dilution.

                                                          Three months ended                    Six months ended
                                                              June 30,                                  June 30,
                                                            2003             2002              2003               2002
                                                        ------------     ------------      -------------      ------------
Numerator:
   Net income - basic                                $       252,000   $      269,000    $       512,000    $      595,000
   Effect of dilutive securities:
    - interest reduction on assumed debenture
conversions, net of income tax                                43,000           72,000             87,000           144,000
                                                        ------------     ------------      -------------      ------------
Numerator for earnings per share, diluted            $       295,000   $      341,000    $       599,000    $      739,000
                                                        ============     ============      =============      ============
Denominator for earnings per share:
   Weighted average shares outstanding - basic             4,895,002        4,888,598          4,895,002         4,868,380
   Effect of dilutive securities:
    - debenture conversions                                1,283,333        1,283,333          1,283,333         1,283,333
    - stock options                                            5,186          118,445                299           107,810
    - stock warrants                                             ---          277,311                ---           262,987
                                                        ------------     ------------      -------------      ------------
Denominator for earnings per share, diluted                6,183,521        6,567,686          6,178,634         6,522,510
                                                        ============     ============      =============      ============
Income per share, basic                              $          0.05   $         0.06    $          0.10    $         0.12
                                                        ============     ============      =============      ============
Income per share, diluted                            $          0.05   $         0.05    $          0.10    $         0.11
                                                        ============     ============      =============      ============

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

     Income before taxes increased 2% for the three months ended June 30, 2003 to $345,000 compared to $338,000 for the three months ended June 30, 2002. The increase in income before taxes was accomplished by increasing revenues at the adult facilities and by implementing significant cost reduction programs.

     The Company's net income was $252,000 for the three months ended June 30, 2003 and $269,000 for the three months ended June 30, 2002. The decrease of $17,000 in net income was a result of a $24,000 increase in the tax provision for the three months ended June 30, 2003. The Company recorded a tax provision of $93,000 for the three months ended June 31, 2003, compared to a provision of $69,000 for the three months ended June 30, 2002. The lower effective rate in 2002 was due to the utilization of tax loss carry forwards.

     The Company's earnings per share were $.05 basic and diluted for the three months ended June 30, 2003 and $.06 basic and $.05 diluted for the three months ended June 30, 2002.

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

     Income before taxes declined $2,000 to $776,000 for the six months ended June 30, 2003 from $778,000 for the six months ended June 30, 2002.

     The Company's net income was $512,000 for the six months ended June 30, 2003 compared to $595,000 for the six months ended June 30, 2002. The decrease of $83,000 in net income was a result of an $81,000 increase in the tax provision for the six months ended June 30, 2003. The Company recorded a tax provision of $264,000 for the six months ended June 30, 2003, compared to a provision of $183,000 for the six months ended June 30, 2002. The lower effective rate in 2002 was due to the utilization of tax loss carry forwards.


     The Company's earnings per share were $.10 basic and diluted for the six months ended June 30, 2003, compared to $.12 basic and $.11 diluted for the six months ended June 30, 2002.

     Corporate. General and administrative expenses decreased to $783,000 for the six months ended June 30, 2003 compared to $1,077,000 for the six months ended June 30, 2002. The decrease was a result of significant cost- containment efforts, particularly in the areas of personnel, travel and marketing. Interest expense decreased $112,000 for the six months ended June 30, 2003 compared to the six months ended June 30, 2002, as a result of lower interest rates. Depreciation and amortization expenses decreased $262,000 as several assets were fully depreciated during 2002.

 Critical Accounting Policies -

     Intangible assets. Three of Avalon's facilities - the Avalon Correctional Center, The Villa at Greeley and the Phoenix Center have intangible assets on their books representing the value allocated to the operating contracts at the time of their acquisition. Financial Accounting Standards Board SFAS 142, Goodwill and Other Intangible Assets, requires that intangible assets whose useful lives are estimated to be indefinite can no longer be amortized. Avalon originally determined these intangible assets had indefinite lives inasmuch as they relate to contracts that are renewable at minimal costs, are routinely renewed and are expected to be renewed for the foreseeable future. If the intangible assets are shown to be impaired in some future period, they are required to be written down to their fair value in the period when the impairment is ascertained. Intangible assets originally determined to have indefinite lives totaled $2,631,000 at June 30, 2003. Any impairments recorded would have an adverse effect on earnings, possibly materially, in the period the impairment is determined. During 2002, independent appraisals were obtained on the related properties. The value on each property was higher than the carrying value of the underlying intangible and tangible assets, so no impairment has been found to exist. Intangible assets are tested for impairment annually. The Company's 2002 financial statements and the interim financial statements included herein, have been restated to amortize contract intangibles over 15 years. See Note 1 to consolidated financial statements.

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


Item 1.   Legal Proceedings - None.

Item 2.   Changes in Securities - None.

Item 3.   Defaults Upon Senior Securities - None.

Item 4.   Submission of Matters to a Vote of Security Holders -

               May 21, 2003 Annual Meeting
               Director Elected -
                    Votes for Mark S. Cooley - 4,799,907 Votes withheld - 18,300
               Directors Continued -     Robert O. McDonald
                                         Donald E. Smith
                                         Charles W. Thomas
                                         James P. Wilson
               Proposal: To ratify the selection of Grant Thornton, LLP as the Company's independent public accountants and auditors for the fiscal year ending December 31, 2003
                  Votes for - 4,619,382 Votes against - 179,725 Abstain - 19,100

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

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c. Disclosed in this report any changes in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's forth fiscal quarter in the case of an annual report) that has materially affected or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c. Disclosed in this report any changes in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's forth fiscal quarter in the case of an annual report) that has materially affected or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

/s/ David Grose

David Grose
Vice President of Finance

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Avalon Correctional Services, Inc. (the "Company") on Form 10-Q/A for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Donald E. Smith, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

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

/s/ Donald E. Smith

Donald E. Smith
Chief Executive Officer
February 27, 2004

                                                                    Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Avalon Correctional Services, Inc. (the "Company") on Form 10-Q/A for the period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David Grose, Vice President of Finance of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ David Grose

David Grose
Vice President of Finance
February 27, 2004