Form 10-Q/A
period 2003-09-30
AVALON CORRECTIONAL SERVICES INC
filed 2004-02-27
CIK 872202

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
                           CONSOLIDATED BALANCE SHEETS
                              (Unaudited, Restated)


                                                     September 30,  December 31,
                                                         2003           2002
                                                     ------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents                         $    861,000   $  1,250,000
   Certificates of deposit                              1,900,000      1,800,000
   Accounts receivable, net                             3,271,000      2,768,000
   Prepaid expenses and other                             435,000        287,000
                                                      -----------   ------------
         Total current assets                           6,467,000      6,105,000
Property and equipment, net                            30,847,000     30,041,000
Intangible assets                                       3,177,000      3,545,000
                                                      -----------   ------------
         Total assets                                  40,491,000   $ 39,691,000
                                                      ===========   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable, accrued liabilities
       and other                                      $ 1,039,000   $    624,000
   Accrued payroll                                        290,000        571,000
   Accrued income tax                                     217,000        265,000
    Current maturities of long-term debt                3,214,000      3,515,000
                                                      -----------   ------------
         Total current liabilities                      4,760,000      4,975,000
Long-term debt, less current maturities                20,712,000     20,545,000
Convertible debentures                                  3,850,000      3,850,000
Deferred income taxes                                     168,000        147,000
Redeemable common stock, $.001 par value
     1,622,448 shares issued and outstanding            2,280,000      3,176,000
Stockholders' equity:
   Common stock: Par value $.001; 24,000,000 shares
        authorized; 4,896,954 shares issued and
        outstanding, less 1,622,448 shares subject
                to repurchase                               3,000          3,000

    Preferred stock; par value $.001; 1,000,000
          shares authorized; none issued                      ---            ---
   Paid-in capital                                      8,808,000      7,908,000
   Accumulated deficit                                   (90,000)      (913,000)
                                                      -----------    -----------
      Total liabilities and stockholders' equity     $ 40,491,000   $ 39,691,000
                                                     ============   ============


        The accompanying notes are an integral part of these consolidated financial statements.

               AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited, Restated)

                                             Three Months Ended                  Nine Months Ended
                                                September 30,                      September 30,
                                           2003               2002            2003                2002

                                        -------------    ------------    --------------     -------------
Revenues                                $   6,346,000    $  6,878,000    $   18,628,000        20,247,000
                                        -------------    ------------    --------------     -------------
Costs and expenses
   Direct operating                         4,412,000       4,891,000        13,112,000        14,008,000
   General and administrative                 431,000         470,000         1,214,000         1,547,000
   Depreciation and amortization              459,000         566,000         1,299,000         1,668,000
   Interest expense                           561,000         644,000         1,744,000         1,939,000
                                        -------------    ------------     -------------      -------------
Net income from operations
   before income tax expense                  483,000         307,000         1,259,000         1,085,000
   Income tax expense                         172,000         122,000           436,000           305,000
                                        -------------    ------------     -------------      ------------
Net income                              $     311,000    $    185,000     $     823,000      $    780,000
                                        =============    ============     =============      ============

Net income per share, basic             $        0.06    $       0.04     $        0.17      $       0.16
                                        =============    ============     =============      ============


Net income per share, diluted           $        0.06    $       0.04     $        0.15      $       0.14
                                        =============    ============     =============      ============



        The accompanying notes are an integral part of these consolidated financial statements.

               AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                              (Unaudited, Restated)

                                                               For the nine months ended September 30,
                                                                        2003            2002
                                                                    ------------   -----------
OPERATING ACTIVITIES:
   Net income                                                            823,000   $    780,000
   Adjustments to reconcile net income to
     net cash provided by operating activities:
        Depreciation and amortization                                  1,299,000      1,668,000
        Amortization of debt issue costs                                 200,000        247,000
   Loss on sale of property                                               14,000            ---
   Changes in operating assets and liabilities:
        Increase in:
             Accounts receivable                                       (603,000)       (251,000)
             Prepaid expenses and other                                (148,000)       (480,000)
        Increase (decrease) in:
             Accounts payable, accrued liabilities, and other            415,000       (491,000)
             Accrued payroll                                           (281,000)       (202,000)
             Accrued income tax                                         (48,000)          75,000
             Deferred income taxes                                        21,000        (63,000)
                                                                    ------------      ----------
        Net cash provided by operations                                1,692,000       1,283,000
                                                                   -------------      ----------
INVESTING ACTIVITIES:
   Capital expenditures                                              (2,017,000)       (653,000)
   Proceeds from disposition of property                                  67,000             ---
   Purchases of certificates of deposit                                      ---     (1,500,000)
                                                                   -------------     -----------
        Net cash used in investing activities                        (1,950,000)     (2,153,000)
                                                                   -------------     -----------
FINANCING ACTIVITIES:
     Proceeds from borrowing                                          21,758,000      21,303,000
     Repayment of borrowing                                         (21,893,000)    (21,879,000)
     Proceeds from warrant and option exercise                             4,000          79,000
                                                                   -------------    ------------
        Net cash used in financing activities                          (131,000)       (497,000)
                                                                   -------------    ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                              (389,000)     (1,367,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         1,250,000       2,389,000
                                                                   -------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $     861,000    $  1,022,000
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

Restatement -

     Upon original implementation of Statement of Financial Accounting Standards ("SFAS") No. 142, the Company determined that intangible assets related to the value of contracts previously acquired in business combinations had an indefinite life, and therefore were not amortized. After communication with the SEC staff resulting in a reevaluation of the life of contract intangibles, the Company decided to restate the consolidated financial statements as of and for the year ended December 31, 2002, to amortize contract intangibles over a fifteen-year life (the life assigned prior to the implementation of SFAS No. 142 on January 1, 2002). The effect of the restatement reduced total assets from $40,884,000, as originally reported at September 30, 2003, to $40,491,000, reduced total liabilities from $29,638,000 to $29,490,000 (due to income tax effects) and therefore reduced stockholders' equity from $8,966,000 to $8,721,000. A summary of the effects of these items on previously reported results of operations follows:


                                        As
                                    Originally         Effect of
   Third Quarter 2003                Reported         Restatement      Restated
----------------------------      --------------    --------------    ----------
Revenues                           $   6,346,000      $         -    $ 6,346,000
Costs and expenses                     5,807,000           56,000      5,863,000
                                  --------------    --------------   -----------
Net income before income
     tax expense                         539,000          (56,000)       483,000
Income tax expense                       193,000          (21,000)       172,000
                                  --------------    --------------   -----------
Net income                         $     346,000    $     (35,000)   $   311,000
                                  ==============    ==============   ===========
Basic income per share             $         .07    $        (.01)   $       .06
                                  ==============    ==============   ===========
Diluted income per share           $         .06    $            -   $       .06
                                  ==============    ==============   ===========

                                        As
                                    Originally         Effect of
  First Nine Months 2003             Reported         Restatement      Restated
----------------------------      --------------    -------------   -----------
Revenues                          $   18,628,000    $          -    $ 18,628,000
Costs and expenses                    17,200,000          169,000     17,369,000
                                  --------------    -------------    -----------
Net income before income
      tax expense                      1,428,000         (169,000)     1,259,000
Income tax expense                       499,000          (63,000)       436,000
                                  --------------      ------------   -----------
Net income                        $      929,000    $    (106,000)   $   823,000
                                  ==============      ============   ===========
Basic income per share            $          .19    $        (.02)   $       .17
                                  ==============      ============   ===========
Diluted income per share          $          .17    $        (.02)           .15
                                  ==============      ============   ===========


                                      As
                                  Originally         Effect of
  Third Quarter 2002               Reported         Restatement        Restated
-------------------------        ------------     -------------       ----------
Revenues                         $  6,878,000     $           -    $   6,878,000

Costs and expenses                  6,515,000            56,000        6,571,000
                                 ------------     -------------    -------------
Net income before income
      tax expense                     363,000           (56,000)         307,000

Income tax expense                    143,000           (21,000)         122,000
                                 ------------     --------------    ------------
Net income                       $    220,000    $      (35,000)   $     185,000
                                 ============     ==============   =============
Basic income per share           $        .04    $                 $         .04
                                 ============     ==============   =============
Diluted income per share         $        .04    $                 $         .04
                                 ============     ==============   =============


                                      As
                                  Originally         Effect of
   First Nine Months 2002          Reported         Restatement       Restated
----------------------------     ------------    --------------      -----------
Revenues                         $ 20,247,000    $           -     $  20,247,000

Costs and expenses                 18,993,000           169,000       19,162,000
                                 ------------    --------------     ------------
Net income before income
    tax expense                     1,254,000         (169,000)        1,085,000

Income tax expense                    368,000          (63,000)          305,000
                                 ------------    --------------     ------------
Net income                       $    886,000    $    (106,000)     $    780,000
                                 ============    ==============     ============
Basic income per share           $        .18    $        (.02)     $        .16
                                 ============    ==============     ============
Diluted income per share         $        .16    $        (.02)     $        .14
                                 =============   ==============     ============

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




                                    Three months ended September 30,    Nine months ended September 30,
                                   ---------------------------------    -------------------------------
                                      2003               2002              2003             2002
                                   -----------     -------------       ------------      ----------
Net income, as reported            $   311,000     $    185,000         $   823,000      $  780,000
Deduct: Total stock-based
employee compensation
expense determined under fair
value based method for all
awards, net of related tax
effects                                 22,000           43,000              66,000        130,000
                                   -----------       ------------       -----------      ---------
Pro forma net income               $   289,000     $    142,000        $    757,000    $   650,000
                                     =========       ============        ==========      =========
Earnings per share:
      Basic - as reported          $      0.06     $        0.04       $       0.17    $      0.16
                                     =========       ============        ==========      =========
      Basic - pro forma            $      0.06     $        0.03       $       0.15    $      0.13
                                     =========       ============         =========      =========
      Diluted - as reported        $      0.06     $        0.04       $       0.15    $      0.14
                                    =========       ============         =========      =========
      Diluted - pro forma          $      0.05     $        0.02       $       0.12    $      0.10
                                    ==========       ============         =========      =========


      NOTE 2.  LONG-TERM DEBT AND REDEEMABLE COMMON STOCK

     Long-term debt consists of the following:

                                                                               September 30,        December 31,

                                                                                 2003                  2002
                                                                            ---------------      ----------------
Revolving line of credit with finance company, collateralized by accounts receivable, with interest at 1.0% over prime
    (effective rate of 4.8% at September 30, 2003); due Feb 2005             $    1,091,000      $      1,423,000
Notes payable to banks, collateralized by transportation
    equipment, due in installments through March 2012
    with interest ranging from 2.9% to 10.9%.                                       862,000               641,000
Notes payable to banks and finance companies, collateralized by land, buildings and improvements due in monthly and quarterly installments through February 2005 with interest ranging from
    3.6% to 11.0%                                                                11,809,000            11,794,000
Note payable to an investment company, uncollateralized
    with interest at 12.5%, payable quarterly, due in four quarterly
    installments beginning in 2005, including original issue premium             10,164,000            10,202,000
                                                                            ---------------      ----------------
                                                                                 23,926,000            24,060,000
Less - current maturities                                                         3,214,000             3,515,000
                                                                            ---------------      ----------------
                                                                            $    20,712,000      $     20,545,000
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

NOTE 5.  EARNINGS PER SHARE

     The following table sets forth the computation of earnings per share and earnings per share assuming dilution.

                                                          Three months ended                     Nine months ended
                                                              September 30,                        September 30,
                                                            2003             2002              2003               2002
                                                        ------------     ------------      -------------      ------------
Numerator:
   Net income - basic                                $       311,000   $      185,000    $       823,000    $      780,000
   Effect of dilutive securities:
     - interest reduction on assumed debenture
     conversions, net of income tax                           43,000           43,000            130,000           130,000
                                                        ------------     ------------      -------------      ------------
Numerator for earnings per share, diluted            $       354,000   $      228,000    $       953,000    $      910,000
                                                        ============     ============      =============      ============
Denominator for earnings per share:
   Weighted average shares outstanding - basic             4,896,615        4,894,628          4,895,545         4,876,664
   Effect of dilutive securities:
    - debenture conversions                                1,283,333        1,283,333          1,283,333         1,283,333
    - stock options                                            7,799           56,477              2,364            91,162
    - stock warrants                                             ---          181,818                ---           238,636
                                                        ------------     ------------      -------------      ------------
Denominator for earnings per share, diluted                6,187,747        6,416,256          6,181,242         6,489,795
                                                        ============     ============      =============      ============
Income per share, basic                              $          0.06   $         0.04    $          0.17    $         0.16
                                                        ============     ============      =============      ============
Income per share, diluted                            $          0.06   $         0.04    $          0.15    $         0.14
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

NOTE 7.  SUBSEQUENT EVENTS

     The Company manages an assisted living center and holds a 15% equity interest in the center. The Company also guarantees the indebtedness of approximately $1,665,000 on the center. The Company has pledged certain assets to obtain refinancing for the indebtedness maturing in November 2003. The Company also entered into a letter of intent in October 2003 to sell the assisted living center.

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

Results of Operations -

     Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002.

     The Company's revenues decreased by 8% to $6,346,000 for the three months ended September 30, 2003 from $6,878,000 for the three months ended September 30, 2002. The decrease in net revenues was a result of the expiration of the Union City Juvenile Center contract in December 2002. The Union City revenues were $975,000 for the three months ended September 30, 2002. This reduction was partially offset by increased revenues of $443,000 from the Company's adult facilities.

     Earnings before interest, taxes, depreciation and amortization for the three months ended September 30, 2003 were $1,503,000 compared to $1,517,000 for the three months ended September 30, 2002. The decrease in earnings before interest, taxes, depreciation and amortization was a result of the expiration of the Union City Juvenile Center contract. Earnings before interest, taxes, depreciation and amortization can be reconciled to earnings before taxes by adding interest and depreciation and amortization expenses to net income before taxes.

     Income before taxes increased 57% for the three months ended September 30, 2003 to $483,000 compared to $307,000 for the three months ended September 30, 2002. The increase in income before taxes was accomplished by increasing revenues at the adult facilities and the implementation of significant cost reductions by the Company.

     The Company's net income was $311,000 for the three months ended September 30, 2003 and $185,000 for the three months ended September 30, 2002. The increase of $126,000 in net income was a result of cost reduction efforts in direct and general and administrative expenses, lower depreciation and amortization, and lower interest expense, due to both lower rates and less outstanding debt.

     The Company's earnings per share were $.06 basic and diluted for the three months ended September 30, 2003 and $.04 basic and diluted for the three months ended September 30, 2002.

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

     Income before taxes increased $174,000 to $1,259,000 for the nine months ended September 30, 2003 from $1,085,000 for the nine months ended September 30, 2002.

     The Company's net income was $823,000 for the nine months ended September 30, 2003 compared to $780,000 for the nine months ended September 30, 2002. The increase of $43,000 in net income was a result of cost reduction efforts in direct and general and administrative expenses, lower depreciation and amortization, and lower interest expense, due to both lower rates and less outstanding debt.

     The Company's earnings per share were $.17 basic and $.15 diluted for the nine months ended September 30, 2003, compared to $.16 basic and $.14 diluted for the nine months ended September 30, 2002.

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

Critical Accounting Policies -

     Intangible assets. Three of Avalon's facilities - the Avalon Correctional Center, The Villa at Greeley and the Phoenix Center have intangible assets on their books representing the value allocated to the operating contracts at the time of their acquisition. Financial Accounting Standards Board SFAS 142, 'Goodwill and Other Intangible Assets, requires that intangible assets whose useful lives are estimated to be indefinite can no longer be amortized. Avalon originally determined these intangible assets had indefinite lives inasmuch as they relate to contracts that are renewable at minimal costs, are routinely renewed and are expected to be renewed for the foreseeable future. If the intangible assets are shown to be impaired in some future period, they are required to be written down to their fair value in the period when the impairment is ascertained. Intangible assets originally determined to have indefinite lives totaled $2,631,000 at September 30, 2003. Any impairments recorded would have an adverse effect on earnings, possibly materially, in the period the impairment is determined. During 2002, independent appraisals were obtained on the related properties. The value on each property was higher than the carrying value of the underlying intangible and tangible assets, so no impairment has been found to exist. Intangible assets are tested for impairment annually. The Company's 2002 financial statements and the interim financial statements included herein, have been restated to amortize contract intangibles over 15 years. See Note 1 to consolidated financial statements.

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


Item 1    Legal Proceedings - None.

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

/s/ David Grose

David Grose
Vice President of Finance

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Avalon Correctional Services, Inc. (the "Company") on Form 10-Q/A for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Donald E. Smith, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

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

/s/ Donald E. Smith

Donald E. Smith
Chief Executive Officer
February 27, 2004

                                                                    Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Avalon Correctional Services, Inc. (the "Company") on Form 10-Q/A for the period ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David Grose, Vice President of Finance of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ David Grose

David Grose
Vice President of Finance
February 27, 2004