Form 10-K
period 2003-12-31
AVALON CORRECTIONAL SERVICES INC
filed 2004-04-12
CIK 872202

AVALON CORRECTIONAL SERVICES, INC




                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Fiscal Year Ended December 31, 2003
                                      OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from to

                       Commission File Number: 0-20307

                      AVALON CORRECTIONAL SERVICES, INC.
            (Exact Name of registrant as specified in its charter)

                  Nevada                                      13-3592263
            (State of Incorporation)                 I.R.S. Employer I.D.Number)

              13401 Railway Drive, Oklahoma City, Oklahoma 73114
             (Address and zip code of principal executive office)

        Issuer's telephone number, including area code (405) 752-8802

       Securities registered pursuant to Section 12(b) of the Act: None

            Securities registered under Section 12 (g) of the Act:

               Shares of Class A Common Stock, par value $.001
                               (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ___ No X

     The aggregate market value of voting common stock held by non-affiliates was approximately $3,185,000 on June 30, 2003, based on the average bid and asked prices of such stock as reported by the National Association of Securities Dealers Automated Quotations Systems ("NASDAQ") on that day.

     As of April 9, 2004, 4,896,196 shares of the issuer's common stock, par value $.001, were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 11, 12, 13 and 14.

                       AVALON CORRECTIONAL SERVICES, INC.

                                 INDEX TO ANNUAL
                               REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2003
                                                                         Page
                                                                         ----
PART I

1.   Business    ..........................................................3

2.   Property..............................................................9

3.   Legal Proceedings....................................................10

4.    Submission of Matters to a Vote of Security Holders.................10

PART II

5.   Market for Registrant's Common Equity and Related
            Stockholder Matters...........................................11

6.   Selected Financial Data..............................................11

7.   Management's Discussion and Analysis of Financial Condition and
            Results of Operation..........................................12

7A.  Quantitative and Qualitative Disclosures About Market Risk...........15

8.   Financial Statements and Supplementary Data..........................16

9.   Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure......................................36

9A.   Controls and Procedures.............................................36

PART III

10.  Directors and Executive Officers of the Registrant...................36

11.  Executive Compensation...............................................39

12.  Security Ownership of Certain Beneficial Owners and Management and
          Management and Related Stockholder Matters......................39

13.  Certain Relationships and Related Transactions.......................39

14.  Principal Accounting Fees and Services...............................39

PART IV

15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K....39

      Signatures..........................................................41

      Certifications......................................................42

                       AVALON CORRECTIONAL SERVICES, INC.

                                     PART I

ITEM 1. BUSINESS

The Company

     Avalon Correctional Services, Inc., is an owner and operator of private community correctional facilities. Avalon Correctional Services, Inc. and its wholly owned subsidiaries ("Avalon" or the "Company") specialize in operating private community correctional facilities and providing alternative correctional programming. Avalon currently operates facilities and manages programs in Oklahoma, Texas, and Colorado, with plans to significantly expand into additional states. Avalon's business strategy is designed to elevate the Company into a dominant role as a provider of community correctional services. Avalon's development plan is to expand operations through new state and federal contracts and selective acquisitions. Avalon has been providing private community correctional services since 1985. Avalon contracts with various governmental agencies to provide community corrections operations and services.

     The management and rehabilitation of inmate populations are of utmost concern to cities, counties, states and a variety of federal agencies throughout the country. Increasingly, government is partnering with private companies to assist them with their correctional needs. Avalon management believes its background and ability to build and operate community correctional facilities and provide correctional programming, positions the Company for substantial growth in the corrections industry.

The Challenges for Corrections

     Overcrowded conditions in prisons and jails result in unsafe management conditions and often lead to earlier than planned releases by courts and judges. Inmates in overcrowded conditions typically receive little or no rehabilitative programs, resulting in higher recidivism rates.

     High recidivism rates impact the lifetime cost of incarceration. An inmate who returns to prison after release not only wastes the initial investment that was made, but greatly adds to the lifetime cost of incarceration.

     Skyrocketing costs of correctional budgets can place a financial drain on other governmental priorities such as education and healthcare. Government officials' wrestle with limited time and capital resources as they try to address all of their constituents' needs.

     The Sentencing Project, a group that promotes alternatives to prison, said state and federal policies continue to drive up incarceration rates despite sharp drops in violent crime rates since 1994.

     "The relentless increases in prison and jail populations can best be explained as the legacy of an entrenched infrastructure of punishment that has been embedded in the criminal justice system over the last 30 years," said Malcolm Young, the group's executive director.

     Prisons and jails held one out of every 142 U.S. residents. The prison and jail population, long the world's largest, has almost doubled since 1990.

     The utilization of beds in private secure and community correctional facilities helps reduce the overcrowded conditions and thus improves the overall operations in publicly operated prison and jail systems. More specifically targeted towards reducing the rate of reentry or recidivism rate is community corrections. The term "community corrections" is one that is often confusing. In the broadest sense, it is the supervision or treatment of criminal offenders in non-secure residential settings. In states with Community Corrections Acts, the term refers to specific programs that are based and operated in local communities. Community based corrections programs broaden the range of criminal sanctions available to the justice system and manage populations that would otherwise be placed in secure settings.

                       AVALON CORRECTIONAL SERVICES, INC.

     Appropriations for Community Corrections, more specifically for the State of Colorado, have seen gradual increases since the Colorado Community Corrections program started in 1974. From the first appropriations in 1976, funding increased to $1.7 million in FY 1979-80. Five years later $5.8 million was appropriated and funding for the most current year (FY02) was $39.7 million. Despite these increases, the funding has not kept pace with the demand for beds and needs for resources to provide quality community corrections services. Judges have backlogs of offenders eligible for placements in community beds.

     Avalon's particular areas of growth will come in four of the following areas:

          1. The trend in corrections is toward utilizing community-based sentencing rather than secure facilities. Community-based sentencing relies to a significant degree on community corrections facilities, which are Avalon's primary focus.

          2. Acquisitions of existing community corrections companies continue to be attractive and available.

          3. Federal and State requests for proposals should continue to offer opportunities for expansion due to the ongoing shortage of beds the Federal Bureau of Prisons and county jails are experiencing.

          4. The increasing number of offenders incarcerated, the decline in states' revenues and the decrease in funds available to pay to house offenders are creating economic pressure to utilize the least restrictive and most cost effective form of incarceration available. Community corrections programs are the least restrictive and most cost effective form of incarceration. Inmates serving the last 6 to 12 months of their incarceration in a community correctional facility report a lower recidivism rate than those released directly from secure facilities into society.

     Avalon currently owns and operates 2,300 private community corrections beds. The Company owns and operates three community correctional facilities, a 160-bed correctional center and one intermediate sanction unit in Oklahoma; two medium-security facilities and one community correctional facility in Texas; and four community correctional facilities in Colorado. Avalon is the largest private provider of community correctional services in Oklahoma. The Avalon facilities provide numerous alternative programs for offenders generally serving the last six months of their sentence. Avalon provides contract agencies a complete range of services relating to the security, detention and care of offenders, and a broad range of rehabilitative programs to reduce recidivism. Programming is an essential part of community-based corrections. Avalon has provided substance abuse programs for over 18 years. The provided programming includes substance abuse treatment and counseling, vocational training, work release programs, basic educational programs, job and life skill training, and reintegration services. The Colorado community corrections programs also provide non-residential services to approximately 210 offenders in the State of Colorado. Avalon's private pay program, operated from the Company's community correctional facilities, has a growing population of clients referred by local judicial systems as an alternative to secure incarceration.

      Avalon's  corporate office is located at 13401 Railway Drive in Oklahoma
City,  Oklahoma  73114.   Avalon's  common  stock  is  traded  on  the  NASDAQ
Small-Cap Market with the symbol "CITY".

Facilities

      The following table summarizes certain information with respect to facilities and programs managed by Avalon.

Facility Name
And Location                        Capacity             Facility/Program Type
---------------                     ---------            ----------------------

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

                       AVALON CORRECTIONAL SERVICES, INC.

El Paso Intermediate                 150 Beds             Medium Security
Sanction Facility                                         Correctional Facility
  El Paso, Texas                                          Correctional Facility
Union City Correctional Center,      160 Beds             Medium Security
  Union City, Oklahoma                                    Correctional Facility
El Paso Multi-Purpose Facility,      324 Beds             Medium Security
  El Paso, Texas                                          Correctional Facility
Phoenix Center,                      207 Beds             Community Corrections
  Henderson, Colorado                                     Facility
The Villa at Greeley,                307 Beds             Community Corrections
  Greeley, Colorado                                       Facility
The Loft House,                      35 Beds              Community Corrections
  Denver, Colorado                                        Facility
Community Sentencing Center,         N/A                  Day Reporting Center,
  Northglenn, Colorado                                    Community Corrections
                                                          Facility
Riverside Intermediate Sanction      352 Beds             Intermediate Sanctions
  Tulsa, Oklahoma                                         Unit, Community
                                                          Corrections
Austin Transitional Center,          180 Beds             Community Corrections
  Del Valle, Texas                                        Facility
Emerald Square,                      60 Beds              Assisted Living Center
  Oklahoma City, Oklahoma
Avalon Corporate Office,             N/A                  Administration
  Oklahoma City, Oklahoma

Community Correctional Services

     Avalon owns and operates nine community based correctional centers, Carver Center, Avalon Correctional Center, Turley Correctional Center, Union City Correctional Center, El Paso Intermediate Sanction Facility, El Paso Multi-Purpose Facility, Austin Transitional Center, Phoenix Center and The Villa at Greeley. The Company also operates community corrections programs in three leased facilities; the Loft House, a community corrections program; the Community Sentencing Center, a day reporting center; and the Riverside
Intermediate Sanction Unit, a multi-use corrections program. The community corrections centers provide complete correctional administration, correctional officer staffing, housing, food services, vocational assistance, transportation, and rehabilitation services.

     Oklahoma Avalon's contracts with the Oklahoma Department of Corrections extend through June 30, 2004 and are generally renewed every three years. The structure of the Oklahoma contracts is based upon three one-year contract periods. Avalon has contracted with the State of Oklahoma pursuant to similar contracts since 1985. The State of Oklahoma's performance under the contracts is subject to annual appropriation by the legislature. Avalon also provides services pursuant to a Federal contract obtained in 1997. The five-year Federal contract was renewed in 1999 and extends through 2004.

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

                       AVALON CORRECTIONAL SERVICES, INC.

     Turley Correctional Center is a 150-bed community corrections facility located in Tulsa, Oklahoma. Avalon acquired the Turley Correctional Center in October 1997. A new 150-bed correctional facility was constructed on the 35-acre grounds at the Turley Correctional Center in May of 2000.

     Union City Correctional Center is a 160-bed medium security correctional facility located in Union City, Oklahoma. The Union City Correctional Center was sited, designed, and constructed by the Company for use as a Juvenile Center. Construction of the Union City Correctional Center was completed and the Center began receiving offenders in February 1999. The Center has a licensed capacity of 160 beds. The Oklahoma Office of Juvenile Affairs, in a cost-cutting move, did not exercise the option for the final year of a five-year contract providing for the care of 80 juveniles at the facility. The contract expired on December 2, 2002 and the building is currently used as an overflow facility for the Carver Center. See Note 11 to the consolidated financial statements for discussion of pending sale of this facility.

     Riverside Intermediate Sanction Unit was opened in December 2001. The facility is leased from the Tulsa County Criminal Justice Authority for a period of up to twenty years. The facility is utilized to provide substance abuse programming and community corrections programs for various jurisdictions.

Accreditation of Facilities and Quality Performance

     Avalon maintains an internal quality assurance program and the results of this program are readily available to current and prospective customers. Independent accreditation by various oversight and regulatory organizations is designed to show that a facility meets nationally accepted professional standards for quality of operation, facility design, management, and maintenance. Accrediting entities include the American Correctional Association
(ACA) for the adult secure and community corrections sectors, as well as the Department of Mental Health, Department of Public Welfare, Department of Health and Department of Fire and Safety.

     The Avalon facilities are managed in accordance with the guidelines of the American Correctional Association. Carver Center, Avalon Correctional Center and Turley Correctional Center are accredited by the American Correctional
Association ("ACA") as Adult Community Correctional Facilities. ACA accreditation or candidacy is required to contract with the State of Oklahoma for correctional services. The ACA, a private not-for-profit organization, was established to develop uniformity and industry standards for the operation of correctional facilities and provision of inmate care. Accreditation involves an extensive audit and compliance procedure, and is generally granted for a three-year period. The current accreditation for Carver Center expires in 2005. Avalon Correctional Center was initially accredited in 1996 and is accredited through 2005. Turley Correctional Center was initially accredited in October 2000 and is accredited through October 2006. The Riverside Intermediate Sanction Unit will apply for ACA accreditation in 2004.

     Texas Avalon acquired the El Paso Intermediate Sanction Facility in El Paso, Texas in August 1996. The facility has a capacity of 150-beds. The Company entered into a fifteen-year contract to provide services in the facility for the West Texas Community Supervision and Corrections Department in July 1996.

     The Company was awarded a contract in June 1998 with the Texas Department of Criminal Justice to provide 250 multi-purpose beds in El Paso, Texas. A new 324-bed facility was constructed adjacent to the existing El Paso Facility in 1999 to accommodate this new contract. The El Paso Multi-Purpose Facility was completed and became operational in the second quarter of 1999.

     Avalon acquired the Austin Transitional Center in December 2001. The community corrections facility has a capacity of 180 offenders and contracts with the Texas Department of Criminal Justice for community corrections services. The facility consists of thirteen modular buildings owned by Avalon and located on leased land. The land is leased for a period of five years with a renewal option of five years.

     Avalon contracted with Tom Green County in Texas to operate the Roy K. Robb facility, a post-adjudication juvenile substance abuse facility in September 2002. The Company cancelled the contract in March 2003.

                       AVALON CORRECTIONAL SERVICES, INC.

     Colorado The Company acquired a management contract in May 1999 to operate the Adams Community Corrections Program in Northglenn, Colorado. The Program provides residential and non-residential services in three locations: The Phoenix Center, a 107-bed residential center in Henderson, Colorado; The Loft House, a 35-bed residential program in Denver, Colorado and the Community Sentencing Center, a day reporting center in Northglenn, Colorado. The Company completed the expansion of the Phoenix Center from 107 beds to 207 beds in 2003. The Program provides services pursuant to contracts with various state, federal, and local agencies.

     The Company acquired The Villa at Greeley in June 1999. The Villa owns and operates a 307-bed multi-purpose facility and provides residential and non-residential offender services and an assisted living program in Greeley, Colorado. The Villa contracts with various state, federal, and local agencies.

Assisted Living Center

     The Company holds a 15% equity interest in an assisted living center located in Oklahoma and has an investment of $0 at December 31, 2003. The Company guaranteed facility debt related to the building of the investment and has pledged $1,600,000 in certificates of deposit for such guarantee. The Company has operated the facility since it was constructed in 1997.

Competition

     While generally funded by state corrections agencies, community correctional services are operated in large part by a fractured array of private organizations. The Salvation Army, Volunteers of America charities, and approximately several thousand individual operations nationally claim a significant share of the community corrections market.

     Community Corrections was founded more than 150 years ago. The 1980's saw tremendous growth in community corrections' populations, from about 1.4 million persons at the start of the decade to 3.2 million by 1990, a more than 130% increase. This increase was larger than that experienced by either prisons or jails over the same period. In 2000, approximately two-thirds of the adults under correctional supervision were on parole or on probation. In 2001, an estimated 585,000 offenders were released into the community with a need for transitional services such as community corrections. Since supervising an offender on parole costs about one-tenth the cost of incarcerating an inmate, the attractiveness of this solution is apparent.

     Virtually every national study and commission beginning with the President's Commission on Law Enforcement and Administration of Justice (1967) up to the President's National Drug Control Strategy (1990) has recommended expanding community corrections. The National Advisory Commission on Criminal Justice Standards and Goals referred to community corrections as the justice system's "brightest hope." Public opinion polls also show wide support for community-based sentencing for nonviolent offenders.

     President George W. Bush in his State of the Union Address (January 2004) said this, "In the past, we've worked together to bring mentors to children of prisoners and provide treatment for the addicted, and help for the homeless. Tonight I ask you to consider another group of Americans in need of help. This year (2004), some 600,000 inmates will be released from prison back into society. We know from long experience that if they can't find work or a home or help, they are more likely to commit crimes and return to prison. So tonight, I propose a four-year, $300 million Prisoner Re-Entry Initiative to expand job training and placement services, to provide transitional housing, and to help newly released prisoners get mentoring, including from faith-based groups. America is the land of second chance and when the gates of the prison open, the path ahead should lead to a better life."

Private Corrections Management

     The U.S. prison population surpasses 2 million, according to reports issued by the United States Department of Justice, Bureau of Justice Statistics (the "BJS"). The number of adult offenders housed in federal and state prison facilities and in local jails increased from 744,208 at year-end 1985 to 2,033,331 at year end. Industry reports indicate that adult offenders convicted of violent crimes generally serve only one-third of their sentence with the majority of them being repeat offenders. Accordingly, there is a public demand for longer prison sentences, as well as prison terms for juvenile offenders, resulting in even more overcrowding in United States correctional and detention facilities. Finally, numerous courts and other government entities in the United States have mandated that additional services offered to offenders be expanded in the community and that more rehabilitation programs are offered to offenders qualifying for community corrections placement.

                       AVALON CORRECTIONAL SERVICES, INC.

     At least 95% of all state prisoners will be released from prison at some point. Nearly 80% will be released to parole or to community supervision programs. A BJS recidivism study of 272,111 persons released from prisons in 15 states in 1994 estimated 67.5% were rearrested for a felony or serious misdemeanor within 3 years, 46.9% were reconvicted, and 25.4% were re-sentenced to prison for a new crime. The 272,111 offenders discharged in 1994 had accumulated 4.1 million arrest charges before their most recent imprisonment and another 744,000 charges within 3 years of release.

     If recent incarceration rates remain unchanged, an estimated 1 of every 15 persons (6.6%) will serve time in a prison during their lifetime.

     Contracts for correctional services are awarded by government agencies and are generally based upon competitive bidding and quality of services provided. Avalon management believes the Company has several competitive advantages in contracting for community correctional services including: a) a nineteen-year history of providing quality services to the Oklahoma Department of Corrections;
b) a geographic location allowing for lower administrative overhead charges when bidding against competitors for regional contracts; c) accreditation by the American Correctional Association since 1990 and certification as a drug and alcohol treatment services provider since 1985; and d) a high quality and cost-effective corporate infrastructure for management, marketing, financial management, financial reporting, quality assurance, and support services.

     Avalon  has  developed  a  broad  range  of  programs  designed  to  reduce recidivism, including substance abuse treatment and counseling, vocational training, work release programs, GED classes, job and life skills training, and reintegration services in addition to providing fundamental residential services for adult inmates. The management services offered by Avalon range from the design and development of new correctional facilities, to the complete turnkey development including, siting, designing, constructing, and operating of community correctional facilities. Avalon management believes its experience and success in owning and operating community correctional facilities and providing successful programming will be the basis for becoming the dominant company in the community corrections industry. Avalon is the only publicly traded company focused solely on the community corrections segment of the corrections industry.

     For the year ended December 31, 2003, approximately 31% of the Company's revenue was derived from contracts with the Oklahoma governmental agencies relating to the Company's adult community correctional facilities in Oklahoma City ("Carver Center"), Tulsa ("Avalon Correctional Center" and "Riverside ISF"), and Turley ("Turley Correctional Center"). Approximately 24% of the Company's revenue was derived from contracts with Colorado governmental agencies. Approximately 27% of the Company's revenue was derived from contracts with Texas governmental agencies, relating to the Company's correctional facilities in El Paso and Austin, Texas. Approximately 8% of the Company's revenue was derived from collections directly from individual offenders.

     Community Corrections programs enhance opportunities to apply restorative justice principles by making non violent offenders personally responsible to their community for their criminal offenses while providing opportunities to be locally rehabilitated. Community Corrections provides significant relief to the ever-increasing adult correctional system and offers a savings to U.S. citizens.

Insurance

     Avalon maintains insurance coverage for general liability, property and contents, automobile physical damage and liability, workers' compensation, and directors and officers. Avalon believes its existing insurance coverage is adequate.

Regulations

     Avalon maintains an internal quality assurance program and the results of this program are readily available to current and prospective customers. Independent accreditation by various oversight and regulatory organizations is designed to show that a facility meets nationally accepted professional standards for quality of operation, facility design, management, and maintenance. Accrediting entities include the American Correctional Association
(ACA) for the adult secure and community corrections sectors, as well as the Department of Mental Health, Department of Public Welfare, Department of Health and Department of Fire and Safety.

                       AVALON CORRECTIONAL SERVICES, INC.


     The Avalon facilities are managed in accordance with the guidelines of the American Correctional Association. Carver Center, Avalon Correctional Center and Turley Correctional Center are accredited by the American Correctional
Association ("ACA") as Adult Community Correctional Facilities. ACA accreditation or candidacy is required to contract with the State of Oklahoma for correctional services. The ACA, a private not-for-profit organization, was established to develop uniformity and industry standards for the operation of correctional facilities and provision of inmate care. Accreditation involves an extensive audit and compliance procedure, and is generally granted for a three-year period.

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

Employees

     At April 9, 2004, Avalon had approximately 430 full-time employees, including directors and officers. Avalon has not experienced a work stoppage, and management considers its employee relations to be good.

ITEM 2.  PROPERTY

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

     Turley Correctional Center is a 150-bed community corrections facility located in Tulsa, Oklahoma. The facility is located on a thirty-five acre tract of land and includes two buildings. The Company acquired the Turley Correctional Center in October 1997. A new 26,000 square foot correctional facility was sited, designed and constructed by the Company and opened in May 2000 on the grounds at the Turley Correctional Center.

     El Paso Intermediate Sanction Facility is a 150-bed medium security correctional facility located on seven acres of land in El Paso, Texas. The facility was constructed as an intermediate sanction facility. The Company acquired the 36,000 square foot facility in 1996.

     Union City Correctional Center is a 160-bed medium security correctional facility located on 20 acres of land in Union City, Oklahoma. Construction of the 45,000 square foot facility was completed and the Center began receiving offenders in February 1999. The Union City Correctional Center was sited, designed, and constructed by the Company.

     El Paso Multi-Purpose Facility is a 324-bed medium security correctional facility on seven acres of land acquired in 1998 in El Paso, Texas. Construction of the 54,000 square foot facility was completed in 1999. The El Paso Multi-Purpose Facility was sited, designed, and constructed by the Company.

     The Phoenix Center is a 207-bed community corrections facility located in Northglenn, Colorado. The 29,757 square foot facility is located on approximately 2.2 acres of land. The Company completed the expansion of the Phoenix Center from 107 beds to 207 beds in 2003. The Company acquired the Phoenix Center in 1999.

                       AVALON CORRECTIONAL SERVICES, INC.

     The Villa at Greeley is a 307-bed multi-use correctional facility located in Greeley, Colorado. The 101,000 square foot facility is located on approximately four acres of land. The Company acquired the Villa at Greeley in 1999.

     The Loft House is a 35-bed community corrections facility located in Denver, Colorado. The Company leases the Loft House location.

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

     Emerald Square is a 60-bed assisted living center facility located in Oklahoma City, Oklahoma. The facility was built in 1996 and consists of 55 living units plus common areas, offices, kitchen and dining areas, all in one building, located on 14 acres of land.

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

ITEM 3.  LEGAL PROCEEDINGS

     Avalon is a party to litigation arising in the normal course of business. Management believes that the ultimate outcome of these matters will not have a material effect on Avalon's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                       AVALON CORRECTIONAL SERVICES, INC.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Avalon's common stock trades on the NASDAQ Small-Cap Market with the symbol "CITY". The following table reflects the range of high and low sales prices, as reported by the National Quotation Bureau for each quarterly period during 2003 and 2002. The prices represent inter-dealer prices, without retail mark up, mark down, or commission and may not represent actual transactions. Trading in Avalon's common stock is limited and may not be an indication of the value of the common stock.

            Quarterly Period Ended              High              Low
            ----------------------              -----             ----

            December 31, 2003                   $2.06             $1.37
            September 30, 2003                  $1.55             $1.27
            June 30, 2003                       $1.55             $1.25
            March 31, 2003                      $1.50             $1.17
            December 31, 2002                   $1.87             $1.20
            September 30, 2002                  $2.30             $1.80
            June 30, 2002                       $2.55             $2.26
            March 31, 2002                      $2.45             $2.05

     The average high and low price for the Common Stock, as reported on the NASDAQ Small-Cap Market System was $2.38 per share on April 8, 2004.

     Avalon had approximately 138 holders of record of its common stock as of April 9, 2004. The Company did not declare any dividends during 2003 or 2002. Avalon's Board of Directors presently intends to retain all earnings in the foreseeable future for use in Avalon's business. Payment of dividends on the Common Stock is restricted by certain credit facilities.

Equity Compensation Plans

     The following table provides information with respect to the Company's equity compensation plans as of December 31, 2003.

                                                                                       Number of securities
                                                                                     remaining available for
                                        Number of securities                         future insurance under
                                         to be issued upon      weighted average      equity compensation
                                            exercise of         exercise price of       plans (excluding
                                          outside options,     outstanding options,    securities reflected
                                         warrants and rights    warrants and rights        in column (a)
                                         -------------------    -------------------         -------------

      Plan Category                             (a)                   (b)                       (c)
                                                ---                   ---                       ---
Equity compensation plans
 approved by security holders (1)            692,660                $1.69                     7,340

(1) These stock options have been issued pursuant to the Company's Stock Option Plan which has been approved by security holders.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data as of and for the years ended December 31, 1999 through 2003 has been derived from the Company's consolidated financial statements. The following data should be read in conjunction with the Company's consolidated financial statements, the related notes thereto, and "Management's

                       AVALON CORRECTIONAL SERVICES, INC

Discussion and Analysis of Financial Condition and Results of Operations."

                                             For the Years Ended December 31,
                             -----------------------------------------------------------------
                               2003          2002          2001           2000         1999
                               ----          ----          ----           ----         ----
Statement of Operations:

Revenues                    $25,260,000   $27,456,000   $25,147,000   $22,922,000   $16,803,000
                            ===========   ===========   ===========   ===========   ===========
Expenses                    $23,475,000   $25,788,000   $23,822,000   $21,959,000   $16,685,000
                            ===========   ===========   ===========   ===========   ===========
Operating Income            $ 1,785,000   $ 1,668,000   $ 1,325,000   $   963,000   $   118,000
                            ===========   ===========   ===========   ===========   ===========
Net Income                  $ 1,174,000   $ 1,121,000   $ 1,325,000   $   963,000   $    83,000
                            ===========   ===========   ===========   ===========   ===========
Basic income per share      $      0.24   $      0.23   $      0.28   $      0.20   $      0.02
                            ===========   ===========   ===========   ===========   ===========
Diluted income per share    $      0.22   $      0.20   $      0.25   $      0.20   $      0.02
                            ===========   ===========   ==========    ===========   ===========


                                                        December 31,
                            -------------------------------------------------------------------
                                2003          2002          2001         2000          1999
                                ----          ----          ----         ----          ----
 Balance Sheet Data:

Total assets                $39,701,000   $39,691,000   $40,087,000   $39,455,000   $38,440,000

Total liabilities           $28,350,000   $29,517,000   $31,112,000   $31,933,000   $31,949,000

Stockholders' equity        $ 8,723,000   $ 6,998,000   $ 5,505,000   $ 3,929,000   $ 2,367,000

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Overview

     Avalon Correctional Services, Inc., is an owner and operator of private community correctional facilities containing approximately 2,300 beds. Avalon Correctional Services, Inc. and its wholly owned subsidiaries specialize in operating private community correctional facilities and providing alternative correctional programming. Avalon currently operates facilities and manages programs in Oklahoma, Texas, and Colorado, with plans to significantly expand into additional states. Avalon's business strategy is designed to elevate the

                       AVALON CORRECTIONAL SERVICES, INC

Company into a dominant role as a provider of community correctional services. Avalon's development plan is to expand operations through new state and federal contracts and selective acquisitions. Avalon has been providing private community correctional services since 1985. Avalon contracts with various governmental agencies to provide community corrections operations and services. The management and rehabilitation of inmate populations are of utmost concern to cities, counties, states and a variety of federal agencies throughout the country. Increasingly, government is partnering with private companies to assist them with their correctional needs. Management of the Company closely monitors the operations and assesses the residential and nonresidential census data. For further information, see Results of Operations.

Results of Operations

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

     Total revenues decreased by 8% to $25,260,000 in 2003 from $27,456,000 in 2002. The net decrease in revenues was primarily a result of the closure of the Union City Facility in December 2002. The Union City contract with the Oklahoma Office of Juvenile Affairs expired on December 2, 2002. The Union City facility contributed revenues of $3,575,000 in 2002 and $3,819,000 in 2001. The Company's net income before taxes increased 7% to $1,785,000 in 2003 compared to $1,668,000 in 2002.

     Operating income before interest, depreciation and amortization and income taxes decreased 9% to $5,955,000 in 2003 from $6,518,000 in 2002. The average daily residential offender census increased by 3% to 1,744 in 2003 from 1,693 in 2002. The average daily non-residential offender census was 260 in 2003 compared to 224 in 2002. The residential census increase was a result of increased offender census in the Company's existing facilities and the expansion of the Phoenix Center in June 2003. These increases were offset by the loss of the Union City contract that expired on December 2, 2002. The Oklahoma Office of Juvenile Affairs did not exercise the option for the final year of a five-year contract for this facility. The Union City facility contributed operating income before interest, depreciation and amortization and income taxes of $1,195,000 in 2002 (prior to allocation of corporate overhead). The data to reconcile the Company's net income of $1,174,000 to operating income of $5,955,000 is as follows. Add back to net income the amounts of $611,000 for income tax expense, $2,287,000 for interest expense and $1,883,000 for depreciation and amortization expense.

     The Company entered into an asset purchase agreement to sell the Union City facility in February 2004. The sale is subject to certain customary conditions as well as the Buyer's ability to obtain financing, receive appropriate licenses, certifications, permits, zoning and a contract for a client population for the facility. The asset purchase agreement is scheduled to close on or before June 25, 2004. The asset purchase agreement is expected to result in proceeds in excess of the carrying value of the Union City facility. Should the contract not close or be extended, the Company will review the carrying value of the facility and determine if an impairment of the carrying value will be required during the second quarter of 2004.

     Direct operating expenses decreased by 7% in 2003 compared to 2002. The decrease was a result of the closure of the Union City Facility in December 2002. The Company also incurred start up costs of approximately $357,000 associated with the Riverside Intermediate Sanction Unit and Roy K. Robb facility during 2002.

     General and administrative expenses decreased by 14% in 2003. The decrease was a result of significant cost containment efforts. General and administrative expenses equaled approximately 7% of revenues in 2003 and 2002. Depreciation and amortization expense was $1,883,000 for 2003 compared to $2,256,000 for 2002, a decrease of 17%. The decrease was a result of several assets being fully depreciated during 2002. The amortization of intangible contract costs was $225,000 in 2003 and 2002. Interest expense decreased by $307,000 in 2003 as a result of lower interest rates and lower borrowing levels.

      The Company's effective tax rate for 2003 was 34.2% compared to 32.8% for 2002. The Company's income tax expense was $611,000 in 2003, an increase of $64,000 over the income tax expense of $547,000 for 2002, the year in which the Company fully utilized its remaining tax loss carryforwards. Net income for 2003 was $1,174,000, compared to $1,121,000 for 2002.

                       AVALON CORRECTIONAL SERVICES, INC

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

     Total revenues increased by 9% to $27,456,000 in 2002 from $25,147,000 in 2001. The net increase in revenues was primarily a result of increased offender census, the opening of the Riverside Intermediate Sanction Unit in December 2001, the acquisition of the Austin Transitional Center in December 2001 and the addition of Roy K. Robb contract in September 2002. The Company's net income before taxes increased 26% to $1,668,000 in 2002 compared to $1,325,000 in 2001.

     Operating income before interest, depreciation and amortization, and income taxes increased 5% to $6,518,000 in 2002 from $6,199,000 in 2001. The average daily residential offender census increased by 14% to 1,693 in 2002 from 1,486 in 2001. The average daily non-residential offender census was 224 in 2002 compared to 243 in 2001. The residential census increase was a result of increased offender census in the Company's existing facilities, the opening of the Riverside Intermediate Sanction Unit in December 2001 and the acquisition of the Austin Transitional Center in December 2001. The Union City contract with the Oklahoma Office of Juvenile Affairs expired on December 2, 2002. The Union City facility contributed revenues of $3,575,000 in 2002 and $3,819,000 in 2001. The Union City facility contributed operating income before interest, depreciation and amortization and income taxes of $1,195,000 in 2002 and
$1,047,000 in 2001 (prior to allocation of corporate overhead). The data to reconcile the Company's net income of $1,121,000 to operating income of $6,518,000 is as follows. Add back to net income the amounts of $547,000 for income tax expense, $2,594,000 for interest expense and $2,256,000 for depreciation and amortization expense.

     Direct operating expenses increased by 10% in 2002 compared to 2001. The increase was a result of additional costs associated with increased offender census in the Company's existing facilities, the opening of the Riverside Intermediate Sanction Unit in December 2001 and the addition of the Austin Transitional Center in December 2001. The Company incurred start up costs of approximately $357,000 associated with the Riverside Intermediate Sanction Unit and Roy K. Robb facility during 2002.

     General and administrative expenses increased by 11% in 2002. The increase was a result of additional costs associated with the increase in overall offender census and additional staffing for the new facilities opened and acquired in 2001. General and administrative expenses equaled approximately 7% of revenues in 2002 and 2001. Depreciation and amortization expense was $2,256,000 for 2002 compared to $1,881,000 for 2001, an increase of 20%. The increase was a result of the additional expenses associated with the addition of the Riverside and Austin facilities. Interest expense decreased by $399,000 in 2002 as a result of lower interest rates and lower borrowing levels.

     The Company fully utilized its remaining tax loss carryforwards in 2002 and recorded income tax expense of $547,000. The Company did not incur income tax expense in 2001. Net income for 2002 was $1,121,000, compared to $1,325,000 for 2001.

Liquidity and Capital Resources

     The Company's business strategy is to focus on the private community corrections industry, expanding its operations in existing and additional states through new Federal and state contracts and selective acquisitions. The successful implementation of the Company's growth plan will create the need for additional capital and financing.

     Working capital at December 31, 2003 was $1,683,000 representing a current ratio of 1.42:1.00, compared to working capital of $1,130,000 and a current ratio of 1.23:1.00 at December 31, 2002. Capital expenditures were $2,587,000 in 2003, $1,206,000 in 2002 and $2,179,000 in 2001. The 2003 capital expenditures include renovations and expansion of the Carver Center to increase capacity, expansion of the Phoenix Center to increase capacity to 207 beds, and other normal operating purchases of vehicles, equipment and building improvements. The 2002 capital expenditures include renovations to the Carver Center, expansion of the Phoenix Center, and other normal operating purchases of vehicles, equipment, and building improvements. The 2001 capital expenditures include expansion and new furniture to increase the capacity of Carver Center from 250 beds to 300 beds, expansion and new furniture to increase the capacity of Avalon Correctional Center from 255 beds to 320 beds in the third quarter of 2001, renovation of the Riverside Intermediate Sanction Unit in November 2001, expansion of office space at the Central Office in June 2001, the acquisition of the Austin Transitional Center in December 2001, expansion of the Phoenix Center in December 2001, and other normal operating purchases of vehicles, equipment and building improvements. Operations provided $3,749,000 in cash flow in 2003, $2,760,000 in 2002 and $5,135,000 in 2001.

                       AVALON CORRECTIONAL SERVICES, INC

      The Company had approximately $2,600,000 of cash and revolving credit available for new projects at December 31, 2003. The Company believes it has adequate cash reserves and cash flow from operations to meet its current cash requirements. The Company expects current contracts to generate sufficient income to increase cash balances. The Company is exploring various financing options in anticipation of future debt maturities and future expansion opportunities. See Note 7 to consolidated financial statements.

Contractual Obligations

Future payments due on the Company's contractual obligations as of December 31, 2003 are as follows:

                                               Payments due by period
                         ------------------------------------------------------------------
                             Total         2004        2005-2006     2007-2008   thereafter
                             -----         ----        ---------     ---------   ----------
Long term debt            $22,335,000   $2,030,000   $19,963,000   $    65,000   $  277,000
Convertible debentures      3,850,000           -              -     3,850,000           -
Carver expansion              400,000      400,000             -             -           -
Operating leases              781,000      329,000       340,000       112,000           -
                          -----------------------------------------------------------------
Total                     $27,366,000   $2,759,000   $20,303,000    $4,027,000   $  277,000
                          =================================================================

     The Company sold 1,622,448 shares of redeemable common stock to an investment company on September 16, 1998. The shares are subject to repurchase by the Company under certain circumstances, or beginning September 16, 2003 at the holders option, at the then current average traded price of the stock. No shares have been tendered by the holder as of December 31, 2003.

Critical Accounting Policies

     The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. As such, the Company is required to make certain estimates, judgments and assumptions that it believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. A summary of the significant accounting policies is described in Note 1 to the audited financial statements.

New Accounting Pronouncements

     See Notes 1 and 3 to the Consolidated  Financial  Statements for discussion
of  new   accounting   pronouncements   and  the   accounting   change  for  new
pronouncements.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Exposure

     The primary market risk exposures affecting the Company are changes in interest rates. The Company is exposed to market risk related to the senior bank credit facility. The interest on the senior credit facility is subject to fluctuations in interest rates. Assuming an immediate increase or decrease of 100 basis points in interest rates, the interest expense for the years ended December 31, 2003, 2002 and 2001 would have been increased or decreased by approximately $110,000, $130,000 and $140,000, respectively.

     The Company may from time to time, invest its cash in a variety of short-term financial instruments. These instruments generally consist of highly liquid investments. While these investments are subject to interest rate risk and could decline in value if market interest rates increase, a hypothetical 100 basis point increase or decrease in market interest rates would not materially affect the value of these instruments.

                       AVALON CORRECTIONAL SERVICES, INC

ITEM 8.  FINANCIAL STATEMENTS

Index to Financial Statements:
                                                                       Page
                                                                       ----
      Report of Independent Certified Public Accountants                17

      Consolidated Balance Sheets                                       18

      Consolidated Statements of Operations                             19

      Consolidated Statements of Stockholders' Equity                   20

      Consolidated Statements of Cash Flow                              21

      Notes to Consolidated Financial Statements                        23

                       AVALON CORRECTIONAL SERVICES, INC


              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of
Avalon Correctional Services, Inc.

We have audited the accompanying consolidated balance sheets of Avalon Correctional Services, Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.



GRANT THORNTON LLP

Oklahoma City, Oklahoma
February 9, 2004

                        AVALON CORRECTIONAL SERVICES, INC

                         CONSOLIDATED BALANCE SHEETS

                                                          December 31,
                                                -----------------------------
                                                       2003           2002
                                                    ----------     ----------
                     ASSETS
Current assets:

   Cash and cash equivalents                      $  1,015,000    $ 1,250,000

   Certificates of deposit (pledged in 2003)         1,600,000      1,800,000

   Accounts receivable, net                          2,662,000      2,768,000

   Prepaid expenses and other                          426,000        287,000
                                                       -------        -------
   Total current assets                           $  5,703,000    $ 6,105,000

Property and equipment, net                         30,636,000     30,041,000

Intangible assets, net                               2,395,000      2,620,000

Other assets                                           967,000        925,000
                                                       -------        -------

      Total assets                                $ 39,701,000    $39,691,000
                                                  ============    ===========
      LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:

   Accounts payable, accrued liabilities and
      other                                       $  1,990,000    $ 1,460,000

   Current maturities of long-term debt              2,030,000      3,515,000
                                                     ---------      ---------

      Total current liabilities                   $  4,020,000    $ 4,975,000

Long-term debt, less current maturities             20,305,000     20,545,000

Convertible debentures                               3,850,000      3,850,000

Deferred income taxes                                  175,000        147,000

Redeemable common stock, $.001 par value

   1,622,448 shares issued and outstanding in
       2003 and 2002                                 2,628,000      3,176,000

Stockholders' equity:

   Common stock - par value $.001; 24,000,000 shares authorized;

         4,896,954 and 4,895,002 shares issued

         and outstanding in 2003 and 2002,

         respectively, less 1,622,448 shares

         subject to repurchase in 2003 and 2002          3,000          3,000

   Preferred stock; par value $.001; 1,000,000

         shares authorized; none issued                    ---            ---

   Paid-in capital                                   8,459,000      7,908,000

   Retained earnings (deficit)                         261,000      (913,000)
                                                       -------      ---------

    Total liabilities and stockholders' equity     $39,701,000    $39,691,000
                                                   ===========    ===========

 The accompanying notes are an integral part of these consolidated financial statements.

                        AVALON CORRECTIONAL SERVICES, INC

                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                               For the Years Ended December 31,
                                                2003         2002        2001
                                                ----         ----        ----

Revenues                                    $25,260,000 $27,456,000  $25,147,000
                                            -----------  ----------  -----------

Costs and expenses

   Direct operating                         $17,592,000 $18,938,000  $17,147,000

   General and administrative                1,713,000    2,000,000    1,801,000

   Depreciation and amortization expense     1,883,000    2,256,000    1,881,000

   Interest expense                          2,287,000    2,594,000    2,993,000
                                             ---------    ---------    ---------

Net income before income tax expense        $1,785,000   $1,668,000   $1,325,000

       Income tax expense                      611,000      547,000          ---
                                             ---------    ---------   ----------
Net income                                  $ 1,174,000  $1,121,000   $1,325,000
                                             ==========   =========    =========

Basic income per share:                     $      0.24  $     0.23   $     0.28
                                             ==========   =========    =========
Diluted income per share:                   $      0.22  $     0.20   $     0.25
                                             ==========   =========    =========

 The accompanying notes are an integral part of these consolidated financial statements.

                        AVALON CORRECTIONAL SERVICES, INC

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                               Common                   Retained       Total
                                  Common       Stock     Paid-In        Earnings    Stockholders'
                                Stock Shares   Amount    Capital        (Deficit)      Equity
                               ------------   ------    -------        ---------   ------------
Balance, January 1, 2001         4,765,630   $ 3,000    $7,285,000   $(3,359,000)   $3,929,000

Net income                             ---       ---           ---      1,325,000    1,325,000

Stock options exercised             81,994       ---       128,000            ---      128,000

Accretion of redeemable stock          ---       ---       123,000            ---      123,000
                                 ---------    ------       -------       --------      -------

Balance, December 31, 2001        4,847,624    3,000     7,536,000   $(2,034,000)   $5,505,000

Net income                             ---       ---          ---       1,121,000    1,121,000

Stock options exercised             47,378       ---       78,000             ---       78,000

Accretion of redeemable stock          ---       ---      294,000             ---      294,000
                                ----------   ------     --------      -----------   ----------
Balance, December 31, 2002       4,895,002   $ 3,000   $7,908,000     $  (913,000)  $6,998,000

Net income                             ---       ---          ---       1,174,000    1,174,000

Stock options exercised              1,952       ---        3,000             ---        3,000

Accretion of redeemable stock          ---       ---      548,000             ---      548,000
                                 =========    =======     =======       =========    =========
Balance, December 31, 2003       4,896,954    $ 3,000  $8,459,000      $  261,000   $8,723,000
                                 =========    =======   =========       =========    =========

 The accompanying notes are an integral part of these consolidated financial statements.

                       AVALON CORRECTIONAL SERVICES, INC

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          For the Years Ended December 31,
                                     -------------------------------------------
                                            2003          2002           2001
                                     ---------------  ------------  ------------
OPERATING ACTIVITIES:

Net income                              $ 1,174,000    $1,121,000    $ 1,325,000

Adjustments to reconcile net income to

   Net cash provided by operating
      activities:

      Depreciation and amortization       1,883,000     2,256,000      1,881,000

      Amortization of debt issue costs      234,000       363,000        254,000

(Gain) loss on sale of property            (11,000)        11,000         32,000

Changes in operating assets and

liabilities

   Decrease (increase) in

      Accounts receivable                   106,000         4,000        986,000

      Prepaid expenses and other assets   (139,000)     (376,000)       (36,000)

   Increase (decrease) in accounts

   payable and other                        502,000     (619,000)        693,000
                                            -------     ---------        -------

     Net cash provided by operations      3,749,000   $ 2,760,000    $ 5,135,000
                                          ---------   -----------    -----------
INVESTING ACTIVITIES:

Capital expenditures                    $(2,587,000)  $(1,206,000)  $(2,179,000)

Acquisition of business                         ---           ---       (71,000)

Purchases of certificates of deposit            ---    (1,800,000)           ---

Sales of certificates of deposit            200,000

Proceeds from disposition of property       120,000        61,000        164,000
                                             ------        ------        -------
    Net cash used in investing          $(2,267,000)  $(2,945,000)  $(2,086,000)
                                        ------------  ------------  ------------

FINANCING ACTIVITIES:

Proceeds from borrowing                $27,299,000     $28,479,000   $27,330,000

Repayment of borrowing                (29,019,000)    (29,511,000)  (28,844,000)

Proceeds from stock option exercises         3,000          78,000       128,000
                                             -----          ------       -------
    Net cash used in financing

    activities                        $(1,717,000)     $ (954,000)  $(1,386,000)
                                      ------------     -----------  ------------
Net increase (decrease) in cash

       and cash equivalents           $ (235,000)     $(1,139,000)   $ 1,663,000

Cash and cash equivalents,

   beginning of period                  1,250,000        2,389,000       726,000
                                        ---------        ---------       -------
 Cash and cash equivalents

   end of period                      $ 1,015,000      $ 1,250,000   $ 2,389,000
                                      ===========      ===========   ===========

 The accompanying notes are an integral part of these consolidated financial statements

                        AVALON CORRECTIONAL SERVICES, INC

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the year for:             2003          2002            2001
                                       ----------    -----------     -----------
     Interest                         $ 2,146,000    $ 2,269,000     $ 2,735,000
                                      ===========    ===========     ===========
     Income taxes                     $   337,000    $   279,000     $       ---
                                      ===========    ===========     ===========




 The accompanying notes are an integral part of these consolidated financial statements

                       AVALON CORRECTIONAL SERVICES, INC

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

     Avalon Correctional Services, Inc. ("Avalon" or the "Company") is an owner and operator of private community correctional services. Avalon specializes in privatized community correctional facilities and correctional programming. Avalon is currently operating in Oklahoma, Texas and Colorado with plans to expand into additional states. Avalon's business strategy is designed to elevate the Company into a dominant provider of community correctional services by expanding its operations through new state and Federal contracts and selective acquisitions. Avalon owns a 300-bed community corrections facility in Oklahoma City, Oklahoma; a 320-bed community corrections facility in Tulsa, Oklahoma; a 150-bed community corrections facility in Tulsa, Oklahoma; a 160-bed medium security correctional facility in Union City, Oklahoma; a 150-bed medium security facility in El Paso, Texas; a 324-bed medium security facility in El Paso, Texas; a 180-bed community corrections facility on leased land in Del Valle, Texas; a 207-bed community corrections facility in Henderson, Colorado; and a 307-bed multi-use community corrections facility in Greeley, Colorado. Avalon also operates three programs in leased facilities: a 352-bed intermediate sanction unit in Tulsa, Oklahoma; a 35-bed community corrections facility in Denver, Colorado; and a day reporting center in Northglenn, Colorado. The Colorado community corrections programs also provide non-residential services to approximately 210 offenders in the State of Colorado.

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

Concentrations of Credit Risk

     Financial instruments potentially subjecting the Company to concentrations of credit risk consist principally of temporary cash investments, certificates of deposits and accounts receivable. The Company places its temporary cash investments and certificates of deposit with high credit quality financial institutions and money market funds and limits the amount of credit exposure to any one institution or fund. Concentrations of credit risk with respect to accounts receivable are limited due to the fact that a significant portion of the Company's receivables is from government agencies. The Company maintains an allowance for doubtful accounts for potential credit losses. The allowance for doubtful accounts at December 31, 2003 and 2002 is $11,000 and $5,000, respectively.

                        AVALON CORRECTIONAL SERVICES, INC

Property and Equipment

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

Equity Method Investments

     Investments in unconsolidated subsidiaries, jointly owned companies, and other investees in which the Company has a 20% to 50% interest or otherwise exercises significant influence are carried at cost, adjusted for the Company's proportionate share of their undistributed earnings or losses. See Note 16 to consolidated financial statements.

Income Taxes

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

                        AVALON CORRECTIONAL SERVICES, INC

Stock Based Compensation

     The Company uses the intrinsic value method in accordance with APB 25 to account for its stock option plan in which compensation is recognized only when the exercise price of each option is less than the market value of the underlying common stock at the date of grant. Accordingly, no compensation cost has been recognized for the options issued as all options granted have exercise prices equal to market value at the date of grant. Had compensation cost been determined based on the fair value of the options at the grant dates in accordance with SFAS 123, the Company's net income and net income per share would have been decreased to the pro forma amounts indicated below.

                                             2003           2002          2001
                                          ----------     -----------    --------
      Net income

         As reported                       $ 1,174,000  $ 1,121,000  $ 1,325,000

         Deduct: stock based compensation
         expense determined under fair
         value method, net of tax effects    (111,000)    (190,000)    (277,000)
                                             ---------    ---------    ---------
         Pro forma                         $ 1,063,000  $  931,000   $ 1,048,000
                                            -----------    -------   -----------
      Basic income per share

         As reported                       $      0.24   $    0.23   $      0.28
                                             ---------    --------     ---------
         Pro forma                         $      0.22   $    0.19   $      0.22
                                             ---------    --------    ----------

      Diluted income per share

           As reported                     $      0.22   $    0.20   $      0.25
                                            ----------    ---------   ----------
           Pro forma                       $      0.17   $    0.14          0.21
                                             ---------    --------    ----------

     The fair value of each grant is  estimated  on the date of grant  using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions used:

                                              2003      2002        2001
                                              ----      ----        ----

               Dividends                         -         -           -

               Expected volatility           37.5%     35.0%       67.0%

               Risk free interest rate        2.7%      3.1%        5.1%

               Expected life (years)            10       10           10

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

Recently Issued Accounting Pronouncements -

     In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities"
(VIEs), which is an interpretation of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements." FIN 46, as revised by FIN 46(R), addresses the application of ARB No. 51 to VIEs, and generally would require that assets, liabilities and results of the activity of a VIE be consolidated into the financial statements of the enterprise that is considered the primary beneficiary. This interpretation applies immediately to VIEs created after January 31, 2003, and to VIEs in which a company obtains an interest after that date. The Company had not created or obtained an interest in any VIEs in 2003. In addition, the interpretation becomes applicable on December 31, 2003 for special purpose entities (SPEs) created prior to February 1, 2003. As of December 31, 2003, the Company had no SPEs for which it was considered the primary beneficiary. For non-SPEs in which a company holds a variable interest that it acquired before February 1, 2003, the FASB has postponed the date on which the interpretation will become applicable to March 31, 2004.

                        AVALON CORRECTIONAL SERVICES, INC

     The Company has identified one non-consolidated entity (Emerald Square) as a VIE where the Company is considered the primary beneficiary (see Note 16). In accordance with the provisions of FIN 46, as revised, the Company will be required to consolidate this VIE as of March 31, 2004. The Company does not expect the consolidation of this VIE to have a material effect on the consolidated results of operations or financial position.

     In December 2003, the Staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition," which supersedes SAB No. 101. The primary purpose of SAB No. 104 is to rescind accounting guidance contained in SAB No. 101 and the SEC's "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" (the FAQ) related to multiple element revenue arrangements. The Company does not expect the issuance of SAB No. 104 to significantly impact its current revenue recognition policies.

NOTE 2.  PROPERTY AND EQUIPMENT

     The elements of property and equipment and related accumulated depreciation as of December 31, 2003 and 2002 are as follows:

                                                     2003            2002
                                                  ----------    -----------
      Land                                       $ 3,143,000   $  3,143,000

      Buildings and Improvements                  29,766,000     28,121,000

      Construction in Progress                       119,000        329,000

      Furniture and Equipment                      2,757,000      2,662,000

      Transportation Equipment                     1,524,000      1,567,000
                                                   ---------      ---------

                                                 $37,309,000  $  35,822,000

         Accumulated Depreciation                (6,673,000)    (5,781,000)
                                                 -----------    -----------
                                                 $30,636,000  $  30,041,000
                                                  ==========   ============

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

     Accumulated amortization expense on intangible assets was $960,378 and $734,937 for the years ended December 31, 2003 and 2002, respectively.

                        AVALON CORRECTIONAL SERVICES, INC


NOTE 4.  OTHER ASSETS

      Other assets consist of the following at December 31:

                                                      2003            2002
                                                  -----------    --------------

       Debt issue costs, net                    $     704,000      $    713,000

       Other                                          263,000           212,000
                                                 ------------       ------------

                                                $     967,000      $    925,000
                                                 ============       ============
NOTE 5.  ACCOUNTS PAYABLE, ACCRUED LIABILITIES AND OTHER

      The elements of accounts payable, accrued liabilities and other as of December 31, 2003 and 2002 are as follows:


                                                      2003              2002
                                                  ------------      ------------
     Trade accounts payable                       $  329,000          $  158,000

     Accrued interest payable                        121,000             141,000

     Accrued taxes                                   752,000             427,000

     Accrued salary and benefits                     717,000             660,000

     Other accrued liabilities                        71,000              74,000
                                                   ---------           ---------
                                                  $1,990,000          $1,460,000


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

                                  2003           2002           2001
                               ----------     ---------     ----------
     Governmental Agency A         31%            24%            27%

     Governmental Agency B         27%            24%            24%

     Governmental Agency C          0%            13%            15%

     Governmental Agency D         24%            24%            18%


     The Company's  current  Residential  Services  contracts  with the Oklahoma
Department of Corrections extend through June 30, 2004. The Company has a fifteen-year Residential Services contract with West Texas Community Supervision and Corrections Department extending through August 31, 2011. The Company has a Residential Services contract and a Halfway House Services Contract with the Texas Department of Criminal Justice Parole Department to provide correctional services in El Paso, Texas through August 2005, with two additional two-year option periods. The Texas Department of Criminal Justice issued a new contract for Halfway House Services at the Austin Transitional Center that extends through August of 2005, with two option periods of two years each. The Company's contract with the Oklahoma Office of Juvenile Affairs expired in December 2002. The Company's current contracts with the Colorado Department of Corrections extend through June 30, 2008.

                        AVALON CORRECTIONAL SERVICES, INC

 NOTE 7. LONG-TERM DEBT AND REDEEMABLE COMMON STOCK

      Long-term debt consists of the following:

                                                              December 31,
                                                        ------------------------
                                                          2003            2002
                                                        ---------       --------
     Senior credit facility:

       revolvoing line of credit                     $     40,000   $  1,423,000

       term loan                                       11,034,000     11,024,000


     Notes payable to banks and finance companies,

       collaterized by transportation equipment, due

       in stallments through March 2012 with interest

       ranging from 209% to 11.0%                       1,110,000      1,411,000


     Note payable to an investment company,

       uncollateralized;

       interest at 12.5% payable quarterly; principal

       due in four quarterly installments beginning

       December 31, 2005; includes unaccreted

       original issue premium                          10,151,000     10,202,000
                                                       ----------     ----------
                                                     $ 22,335,000   $ 24,060,000

     Less - current maturities                          2,030,000      3,515,000
                                                       ----------     ----------
                                                     $ 20,305,000   $ 20,545,000
                                                       ==========    ===========

     The aggregate maturities of long-term debt for each of the next five years are as follows: 2004: $2,030,000; 2005: $12,353,000; 2006: $7,610,000; 2007:
$32,000; 2008: $33,000 and $277,000 thereafter.

     The Company has a senior credit facility collateralized by certain assets of the Company with Fleet Capital consisting of a term loan and a revolving line of credit equal to the lesser of $3,000,000 or 80% of eligible accounts receivable. At December 31, 2003, the outstanding balances were $11,034,000 on the term loan and $40,000 under the revolving line of credit. The term loan requires principal payments in the amount of $355,000 plus interest on the first day of each calendar quarter. The remaining principal outstanding, together with any and all other amounts due, shall be due and payable on February 25, 2005. The interest rate on the senior credit facility is comprised of a base rate margin and LIBOR margin, which varies in relation to the senior debt to EBITDA ratio. At December 31, 2003, the rate was approximately 4.75% on the senior credit facility. The senior credit facility contains certain covenant requirements that the Company must maintain. The covenants are based on a trailing twelve month period and are comprised of a required fixed coverage ratio; a liabilities to tangible net worth ratio; a maximum ratio of indebtedness to EBITDA; a required minimum EBITDA and a limit on certain capital expenditures. The Company was in compliance with all debt covenants at December 31, 2003.

     The Company completed a $15,000,000 private placement of debt and equity with an investment company on September 16, 1998. Pursuant to the terms of the agreement, the Company tendered an unsecured subordinated note with a face value of $10,000,000 bearing interest of 12.5% with interest payable in quarterly installments until December 31, 2005, when the first of four quarterly principal installments is due. The Company also tendered 1,622,448 shares of redeemable common stock to the investment company. These shares are subject to repurchase by the Company under certain circumstances, or beginning September 16, 2003 at the holders option, at the then current average traded price of the stock. The Company records adjustments to the estimated redemption price of the stock by periodic charges / credits to additional paid-in capital.

                        AVALON CORRECTIONAL SERVICES, INC

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

     Certain notes payable to finance and investment companies contain covenants that require the Company, among other things, to maintain certain earnings and debt coverage ratios and receive approval for certain capital expenditures as defined in the agreements. Certain of the Company's indebtedness is personally guaranteed by the Chief Executive Officer as a requirement of the lenders. The Company was in compliance with all debt covenants at December 31, 2003.

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

NOTE 10.  STOCK OPTION PLAN

     The Company adopted a stock option plan (the "Plan") providing for the issuance of 250,000 shares of Class A common stock pursuant to both incentive stock options, intended to qualify under Section 422 of the Internal Revenue Code, and options that do not qualify as incentive stock options
("non-statutory"). The Option Plan was registered with the Securities and Exchange Commission in November 1995. The purpose of the Plan is to provide continuing incentives to the Company's officers, key employees and members of the Board of Directors.

      The options generally vest within five years and have a ten-year expiration period. The Company amended its Plan on December 1, 1996, increasing the number of shares available under the Plan to 600,000, and further amended its plan on May 21, 2003, increasing the number of shares available to 700,000. Non-statutory options have been granted providing for the issuance of 692,660 shares of Class A common stock at exercise prices ranging from $1.32 to $4.25 per share. Options providing for the issuance of 561,887 shares were exercisable at December 31, 2003.

                        AVALON CORRECTIONAL SERVICES, INC

     A summary of the status of the Company's stock option plan as of December 31, 2003, 2002 and 2001, and changes during the years ending on those dates is presented below.


                               2003               2002               2001

                                  Weighted           Weighted           Weighted
                                  Average            Average            Average
                         Shares   Exercise  Shares   Exercise  Shares   Exercise
                         ------   --------  ------   --------  ------   --------

Outstanding at
  beginning of year     505,832   $   1.83  461,060  $   1.69  479,610   $  1.69

Granted                 216,110       1.37  104,500      2.31   96,700      1.70

Exercised               (1,952)       1.70  (47,378)     1.65  (81,994)     1.56

Forfeited              (27,330)       1.73  (12,350)     1.88  (33,256)     1.70
                       --------             --------           --------

Outstanding at end
  of  year              692,660       1.69   505,832     1.83  461,060      1.69
                       ========             ========           =======

Options exercisable
  at year end           561,887       1.73   441,490     1.79  380,028      1.71
                       ========             ========           =======

Weighted average fair
  of Options granted           -----------        -----------        -----------
  during the year              $      1.37        $      1.24        $      1.37
                               ===========        ===========        ===========

     The following table summarizes information about fixed-price stock options outstanding at December 31, 2003.


                          Options Outstanding             Options Exercisable
                          -------------------             -------------------
                                 Weighted
                                 Average       Weighted                 Weighted
                      Number     Remaining     Average    Number        Average
                    Outstanding  Contractual   Exercise   Exercisable   Exercise
                    at 12/31/03  Life (years)  Price      at 12/31/03   Price
                    -----------  ------------  -----      -----------   -----

Range of exercise
  price
$1.50 to $2.25        594,460          6.98    $  1.58        482,048    $  1.63
$2.26 to $3.39         96,200          8.19    $  2.32         77,839    $  2.33
$3.40 to $4.25          2,000          4.13    $  4.00          2,000    $  4.00
                      -------                                 -------
$1.50 to $4.25        692,660                                 561,887
                      =======                                 =======

NOTE 11.  ACQUISITIONS AND CONTRACTS

     On September 1, 2002, the Company began managing the Roy K. Robb facility in San Angelo, Texas. The operation of the 40-bed facility was governed by a contract with Tom Green County in Texas. Roy K. Robb is a post-adjudication juvenile substance abuse facility contracting with surrounding counties to house and rehabilitate youth. The contract to operate the facility extended for five years, contained an option to extend for another five years, and allowed a 120-day notice of termination. After giving appropriate notice to Tom Green County, the Company opted to terminate its contract and ceased operation of the facility on March 31, 2003.

     The Company acquired the assets and operations of the Austin Transitional Center in Del Valle, Texas in December 2001. The Center was acquired from an entity owned by an officer of the Company. The Center was acquired by the entity upon approval of a Texas bankruptcy court. The terms of the acquisition to the Company were identical to the terms of the acquiring entity. The Austin Transitional Center is a community corrections center contracting with the Texas Department of Criminal Justice. The facility consists of thirteen modular buildings located on leased land. The land is leased from a third party for a period of five years with a renewal option of five years. The acquisition price was approximately $71,000 and included the assumption of a contract, with the Texas Department of Criminal Justice, that originally extended to August 2003. The Texas Department of Criminal Justice issued a new contract award for Halfway House services at the Austin Transitional Center extending through August 2005, with two option periods of two years each. The financial results of the operation were included in the Company's financial statements beginning in December 2001.

                        AVALON CORRECTIONAL SERVICES, INC

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

     The Oklahoma Office of Juvenile Affairs, in a cost-cutting move, did not exercise the option for the final year of a five-year contract providing for the care of 80 juveniles at the Union City Juvenile Center. The contract expired on December 2, 2002 and as of March 2004, the facility's only use is as an overflow center for weekend clients assigned to the Carver Center. This is the first time the Company has not had a multi-year contract extension renewed. The contract is the only one the Company had with this agency. The Company at December 31, 2003 was actively seeking a permanent replacement population. The Company entered into an asset purchase agreement to sell the Union City facility in February 2004. The sale is subject to certain customary conditions as well as the Buyer's ability to obtain financing, receive appropriate licenses, certifications, permits, zoning and a contract for a client population for the facility. The asset purchase agreement is scheduled to close on or before June 25, 2004. The asset purchase agreement is expected to result in proceeds in excess of the carrying value of the Union City facility. Should the contract not close or be extended, the Company will review the carrying value of the facility and determine if an impairment of the carrying value will be required during the second quarter of 2004.

NOTE 12.  EARNINGS PER SHARE

      The following table sets forth the computation of earnings per share and earnings per share assuming dilution for the years ended December 31:

                                          2003           2002           2001
                                       ----------   -------------   ------------
Numerator

  Net income-basic                    $  1,174,000   $  1,121,000   $  1,325,000

    Effect of dilutive securities,
    net of income tax:

    - interest reduction on assumed
     debenture conversions                 173,000        173,000        289,000
                                           -------        -------        -------
Numerator for earnings per share
  assuming dilution                   $  1,347,000    $ 1,294,000   $  1,614,000
                                       ===========    ===========    ===========
Denominator for earnings per share:

  Weighted average shares
    outstanding-basic                    4,896,196      4,891,942      4,808,067

  Effect of dilutive securities:

   -debenture conversions                1,283,333      1,283,333      1,283,333

   -stock options                            8,093         68,149         62,919

   -stock warrants                             ---        201,220        178,288
                                         ---------       --------       --------
Denominator for earning per share
  assuming dilution                      6,187,622      6,444,644      6,332,607
                                        ==========      =========      =========
Earnings per share, bsic             $        0.24    $      0.23     $     0.28
                                        ==========      =========      =========
Earnings per share assuming dilution $        0.22    $      0.20     $     0.25
                                        ==========      =========      =========

     Outstanding options and warrants of 477,850, 103,500 and 203,539 for the periods ended December 31, 2003, 2002 and 2001, respectively, have been excluded from the above calculations as they would be anti-dilutive. The weighted average price of the anti-dilutive options and warrants were $1.84, $2.26 and $3.76 for the periods ended December 31, 2003, 2002 and 2001, respectively.

                        AVALON CORRECTIONAL SERVICES, INC

NOTE 13. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts and estimated fair values of the Company's financial instruments, none of which were held for trading purposes, were as follows:

                                                    For the Years Ended December 31,
                                         -----------------------------------------------------
                                                        2003                  2002
                                         -------------------------------   -------------------
                                            Carrying      Estimated     Carrying    Estimated
                                            Amount        Fair Value    Amount      Fair Value
                                         ------------   ------------    ---------   ----------
  Financial Assets

    Cash and cash  equivalents          $  1,015,000  $  1,015,000  $  1,250,000  $  1,250,000
                                         ===========   ===========   ===========     =========
    Certficates of Deposit                 1,600,000     1,600,000     1,800,000     1,800,000
                                         ===========   ===========   ===========     =========
  Financial liabilities

    Variable rate debt                  $ 11,372,000  $ 11,372,000  $ 12,448,000  $ 12,448,000
                                         ===========   ===========   ===========   ===========
    Fixed rate debt                     $ 10,963,000  $ 12,345,000  $ 11,612,000  $ 13,070,000
                                         ===========   ===========   ===========   ===========
    Convertible debentures              $  3,850,000  $  4,430,000  $  3,850,000  $  4,430,000
                                         ===========   ===========   ===========   ===========
    Redeemable common stock             $  2,628,000  $  2,628,000  $  3,176,000  $  2,369,000
                                         ===========   ==========    ===========   ===========

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

     Redeemable Common Stock - Fair value of redeemable common stock is calculated assuming exercise of the purchase option under the terms of the stock purchase agreement at December 31, 2003 and 2002.

                        AVALON CORRECTIONAL SERVICES, INC


NOTE 14.  INCOME TAX

      Income tax expense consists of the following for the years ended December 31:


                                           2003          2002             2001
                                      -----------     ----------       ---------
              Current:

                 Federal               $  535,000     $  357,000     $       ---

                 State                     62,000         41,000             ---
                                        ---------      ---------      ----------
                                          597,000        398,000             ---
              Deferred:

                 Federal                   12,000        132,000             ---

                 State                      2,000         17,000            ---
                                       ----------      ---------      ----------
                                          14 ,000        149,000             ---
                                       ----------      ---------      ----------
                       Total          $   611,000    $   547,000    $        ---
                                       ==========     ==========     ===========

     The following is a reconciliation of the provision for (benefit from)income taxes from continuing operations computed by applying the Federal statutory rate of 34% and the effective income tax rate for the years ended December 31:


                                        2003        2002          2001
                                     ---------    --------     ---------
Provision for income taxes at      $   607,000   $ 567,000    $  451,000

State income taxes, net of              31,000      67,000           ---

Nondeductible expenses                  11,000      19,000        14,000

Change in valuation allowance                0    (73,000)     (523,000)

Change in prior year estimate         (38,000)    (33,000)        58,000
                                     ---------    --------     ---------

      Total provision for income   $   611,000 $   547,000  $        ---
=========================================================================

Deferred tax assets and
liabilities are as follows
at December 31:
                                       2003        2002
                                    ---------   -----------
Deferred tax assets related to:

   Investee losses                 $  343,000  $   344,000

   Accruals and allowances             78,000       64,000
                                    ---------   ----------
                                      421,000      408,000

   Less: Valuation allowance              ---          ---
                                    ---------   ----------
      Deferred tax assets             421,000      408,000

Deferred tax liabilities related

   Property and equipment            (518,000)   (491,000)
                                    ----------  ----------
      Net deferred tax asset       $ (97,000)  $  (83,000)
                                    ==========  ==========

                        AVALON CORRECTIONAL SERVICES, INC


     The Company's deferred tax assets and liabilities are included in the accompanying consolidated balance sheets at December 31, 2003 and 2002 as follows.


                                                        December 31,
                                               ----------------------------
                                                   2003           2002
                                               ------------  --------------
Deferred income taxes (included in other
  assets)                                        $  78,000     $   64,000

Deferred income taxes (non-current liability)    (175,000)      (147,000)
                                                 ---------      ---------

Net deferred tax asset (liability)               $(97,000)     $ (83,000)
                                                  ========      =========

     The valuation allowance on tax assets decreased $73,000 in 2002 and $523,000 in 2001. The decrease in valuation allowance in 2002 and 2001 was primarily due to the utilization of net operating loss carry forwards.

NOTE 15.  RELATED PARTY TRANSACTIONS

     The Company occasionally utilizes previously owned transportation equipment for use in its operations. The lenders providing financing for this equipment require the debt to be secured by the personal guarantee of the Company's Chief Executive Officer. In these situations the Company has leased certain vehicles from an entity controlled by the Chief Executive Officer. The Company made payments pursuant to such leases of $53,000, $64,000 and $33,000 during 2003, 2002 and 2001, respectively.

     The Company executed an agreement to manage the operations of an entity owned by an affiliate in November 2000. Fees received under this agreement totaled $0, $180,000 and $548,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

     Certain of the Company's indebtedness is personally guaranteed by the Chief Executive Officer as a requirement of the lenders.

NOTE 16.  COMMITMENTS AND CONTINGENCIES

     Total lease expense was $458,000,  $220,000 and $109,000 for 2003, 2002 and
2001, respectively, under all operating leases. The future minimum lease payments are as follows: 2004 - $329,000, 2005 - $183,000, 2006 - $157,000, 2007
- $105,000, 2008 - $7,000.

     The Company holds a 15% equity interest in an assisted living center and has guaranteed debt related to the building of the investee and has pledged $1,600,000 in certificates of deposit for the guarantee. The Company has recognized losses of the investee and has reduced its carrying value in the investment to zero. The outstanding debt balances were approximately $1,600,000 and $1,700,000 at December 31, 2003 and 2002, respectively. The Company would have the right to sell the living center as a going concern and use any proceeds, after payment of debts, to recover amounts owed to it by the living center in the event of default of the debt payments. The Company expects that the appraised value of the living center will exceed the existing debt. The Company believes the consolidation of this entity will be required under FIN 46, as revised by FIN 46 (R) at March 31, 2004 (see Note 1) and if after consolidation, the Company would sell the asset for less than the carrying value at that time, the Company could be required to recognize a loss on the disposition of the asset. Total assets of the assisted living center totaled approximately $1,600,000 as of December 31, 2003 and losses for the year ended December 31, 2003 equaled $110,000.

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

                        AVALON CORRECTIONAL SERVICES, INC

NOTE 17.  LITIGATION

     The Company is a party to litigation arising in the normal course of business. Management believes that the ultimate outcome of these matters will not have a material effect on the Company's financial condition or results of operations.

     The Company was awarded a judgment in late 2003 in the amount of approximately $356,000 including prejudgment interest and attorney fees and expenses. This judgment was awarded to the Company on a contract claim. According to Oklahoma Statutes, the payment for such judgment is to be paid in one-third installments annually, subject to the tax levy becoming final (which occurred in the fourth quarter) and pursuant to the collection thereof. The Company recorded a receivable of approximately $356,000 included as additional revenues in 2003 related to this judgment.

NOTE 18.  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Selected quarterly financial data for each of the quarters in the years ended December 31, 2003 and 2002 is as follows:

                                       First        Second      Third         Fourth       Totals
                                    -----------   ---------   ---------      ---------   -----------
            2003
---------------------------
Total revenues                       $ 6,170,000  $ 6,112,00  $ 6,346,00   $ 6,632,000  $ 25,260,000
                                      ==========   =========   =========    ==========   ===========
Net income                           $   260.000  $  252,000  $  311,000   $  351,000   $  1,174,000
                                      ==========   =========   =========    ==========   ===========
Earnings per common share - basic    $       .05  $      .05  $      .06   $      .08   $        .24
                                      ==========   =========    ========     =========    ==========
Earnings per common share - diluted  $       .05  $      .05  $      .06   $      .06   $        .22
                                      ==========   =========   =========    ==========   ===========

            2002
---------------------------
Total revenues                       $ 6,625,00   $ 6,744,00  $ 6,878,000  $ 7,209,000  $ 27,456,000
                                      =========    =========   ==========   ==========   ===========
Net income                           $  326,000   $  269,000  $   185,000  $   341,000  $  1,121,000
                                      =========    =========   ==========   ==========   ===========

Earnings per common share -          $      .07   $      .06  $       .04   $      .06  $        .23
                                      =========    =========   ==========    =========   ===========
Earnings per common share -          $      .06   $      .05  $       .04   $      .05  $        .20
                                      =========    =========    =========    =========   ===========

                      AVALON CORRECTIONAL SERVICES, INC

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A.    CONTROLS AND PROCEDURES

     The Company's Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and the Principal Financial Officer have concluded that the Company's current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There was no change in the Company's internal controls that occurred during the fourth quarter of the period covered by this report that has materially affected, or is reasonably likely to affect, the Company's internal controls over financial reporting.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

MANAGEMENT -

      Name                          Age   Position(s) with the Company

      Donald E. Smith ..............51    Chief Executive Officer and Director
      James L. Saffle ..............51    President
      Patrick Sullivan .............37    Vice President of Texas Operations
      Thomas M. Sullivan ...........45    Vice President of Colorado Operations
      Randall J. Wood ..............45    Corporate Secretary, Vice President,
                                          and Counsel
      Tiffany Smith ................36    Vice  President of Corporate
                                          Communications
      David Grose... ...............51    Vice President of Finance
      Eric Gray ....................47    Vice President and Counsel
      Robert O. McDonald ...........65    Director
      Mark S. Cooley ...............46    Director
      James P. Wilson ..............45    Director
      Charles W. Thomas ............60    Director


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

                       AVALON CORRECTIONAL SERVICES, INC

     Patrick Sullivan is Vice President of Texas Operations and has over fifteen years of experience in the field of criminal justice and security operations. His expertise is in staff management, facility operations, risk management, and rehabilitative programs. He currently has administrative responsibility and oversight for the Company's Texas intermediate sanction secure and non-secure correctional facilities. Before joining Avalon, Mr. Sullivan was Vice President of Facility Operations, Unit Director for a multi-use secure facility, Operations Director, and Life Skills Coordinator for the Texson Management Group, Inc. Prior to Texson, he held positions as Captain at the Kyle Unit,
Assistant Shift Supervisor, and Correctional Officer for the Wackenhut Corrections Corporation. He attended Sam Houston University in Huntsville, Texas, and San Antonio College.

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

     David Grose was appointed Vice President of Finance in January 2004. Mr. Grose has overall responsibility for administration of the financial reporting functions for the Company and subsidiaries. Mr. Grose is also responsible for administration of the Company's human resources department, and other administrative functions including GAAP and SEC compliance. Prior to joining Avalon, he was Chief Financial Officer with Oxley Petroleum Company, formerly an oil and gas exploration and development company, Vice President and Chief Financial Officer for Amerivision Communications, a telecommunications company, Vice President and Chief Financial Officer of Bayard Drilling Technologies, formerly a publicly traded oil and gas drilling company and Director, Vice President and Chief Financial Officer of Alexander Energy Corporation, formerly a publicly traded oil and gas exploration and development company. Mr. Grose graduated from Oklahoma State University with a Bachelor of Arts Degree in Political Science and from the University of Central Oklahoma with a Masters Degree in Business Administration.

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

                       AVALON CORRECTIONAL SERVICES, INC

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

Corporate Governance Items

Audit Committee Financial Expert

     The information required by this Item is herein incorporated by reference from the Company's Proxy Statement for the Annual Meeting of Shareholders scheduled for May 19, 2004, which Proxy Statement is to be filed within 120 days after December 31, 2003.

Audit Committee Composition and Independence

     The information required by this Item is herein incorporated by reference from the Company's Proxy Statement for the Annual Meeting of Shareholders scheduled for May 19, 2004, which Proxy Statement is to be filed within 120 days after December 31, 2003.

Code of Ethics for Chief Executive Officer and Senior Financial Officers

     The Company has adopted a Code of Ethics for the Chief Executive Officer and the Senior Financial Officers, violations of which should be reported to the Audit Committee. The Code of Ethics is included within the Company's Proxy Statement to be filed within 120 days of December 31, 2003, and is incorporated herein by reference. Any amendment to or waiver of the application of the Code of Ethics for the Chief Executive Officer and Senior Financial Officers will be promptly disclosed on the Company's web site at www.avaloncorrections.com. The information contained on or connected to the Company's Internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that the Company files with or furnishes to the SEC.

                       AVALON CORRECTIONAL SERVICES, INC

ITEMS 11, 12, 13 and 14.

     The information required by these Items has been incorporated by Reference from the Company's definitive proxy statement, which will be filed with the Commission not later than 120 days after December 31, 2003.

ITEM 15.  EXHIBITS AND REPORTS ON FORM 8-K.

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

       4.   i     Form of Stock Certificate (1)
            ii    Form of Convertible Debenture Agreement (6)

     10.    i     Stock Option Plan adopted by Board of Directors on August
                  16, 1994 (4)
            ii    Change of Control Agreement between Donald E. Smith and
                  Avalon Community Services, Inc. dated August 25, 1997. (5)
            iii   Employment Agreement with Donald E. Smith dated August 8,
                  1997.(5)
            iv    Agreement dated June 1, 1998 between Southern Corrections
                  Systems, Inc. and the Texas Department of Criminal Justice.
                  (7)
            v     Financing agreement between Avalon Community Services,
                  Inc., and Fleet Capital Corporation dated February 25,
                  1999. (8)
            vi    Amended and Restated Loan and Security Agreement between
                  Avalon Correctional Services, Inc., et al., and Fleet
                  Capital Corporation, dated December 9, 1999. (10)
            vii   Agreement dated September 16, 1998, between Avalon
                  Community Services, Inc., and RSTW Partners III. (9)

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

     31.1 CEO Certification required under Section 302 of Sarbanes-Oxley Act of 2002.

     31.2 CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002.

     32.1 CEO Certifications required under Section 906 of Sarbanes-Oxley Act of 2002.

     32.2 CFO Certifications required under Section 906 of Sarbanes-Oxley Act of 2002.

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

                       AVALON CORRECTIONAL SERVICES, INC

         5) Incorporated herein by reference to the Registrant's Registration Statement on Form S-2 Amendment No. 1 dated April 16, 1996 and amended.
         6) Incorporated herein by reference to the Registrant's Form S-2 dated December 22, 1997.
         7) Incorporated herein by reference to the Registrant's Registration Statement on Form S-2 dated September 14, 1998.
         8) Incorporated by reference to the Registrant's Form 8-K dated March 10, 1999.
         9) Incorporated by reference to the Registrant's Form 8-K dated October 1, 1998.
        10) Incorporated by reference to the Registrant's Registration Statement on Form S-2 dated March 24, 2000

                       AVALON CORRECTIONAL SERVICES, INC

SIGNATURES.

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                                          AVALON CORRECTIONAL SERVICES, INC.


                                          By:    s\  Donald E.Smith
                                          Donald E. Smith
                                          Chief Executive Officer and Director

                                          Dated: April 9, 2004

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By:   s\ Donald E. Smith
Donald E. Smith
Chief Executive Officer and Director                      Dated: April 9, 2004



By:   s\ Robert O. McDonald
Robert O. McDonald
Director                                                  Dated: April 9, 2004



By:   s\ Mark S. Cooley
Mark S. Cooley
Director                                                  Dated: April 9, 2004



By:   s\ James P. Wilson
James P. Wilson
Director                                                  Dated: April 9, 2004



By:   s\ Charles W. Thomas, Ph.D.
Charles W. Thomas
Director                                                  Dated: April 9, 2004



By:   s\ David Grose
David Grose
Vice President of Finance                                 Dated: April 9, 2004

                       AVALON CORRECTIONAL SERVICES, INC


                             ANNUAL CERTIFICATION

                                                                    Exhibit 31.1

I, Donald E. Smith, Chief Executive Officer, certify that:



(1) I have reviewed this annual report on Form 10-K of Avalon Correctional Services, Inc.;

(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)  Based  on  my  knowledge,   the  financial
     statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed undeR our supervision to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date: April 9, 2004                         /s/ Donald E. Smith
                                            Donald E. Smith
                                            Chief Executive Officer

                       AVALON CORRECTIONAL SERVICES, INC


                            ANNUAL CERTIFICATION

                                                                    Exhibit 31.2

I, David Grose, Vice President of Finance, certify that:


(1) I have reviewed this annual eport on Form 10-K of Avalon Correctional Services, Inc.;

(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operation an cash flows of the registrant as of, and for, the periods presented in this report;

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

    (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure tha material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in th case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit c ommittee of the registrant's board of directors (or persons performing the equivalent functions):

    (a) All significant deficiencies and material weaknesses in the design or operation of interna control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.




Date: April 9, 2004                               /s/ David Grose
                                                  David Grose
                                                  Vice President of Finance

                       AVALON CORRECTIONAL SERVICES, INC


                                                                  Exhibit 32.1

                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Avalon Correctional Services, Inc. (the "Company") on Form 10-K for the period ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Donald E. Smith, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Donald E. Smith

Donald E. Smith
Chief Executive Officer
April 9, 2004

                       AVALON CORRECTIONAL SERVICES, INC
                                                                  Exhibit 32.2

                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Avalon Correctional Services, Inc. (the "Company") on Form 10-K for the period ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David Grose, Vice President of Finance, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ David Grose

David Grose
Vice President of Finance
April 9, 2004