Form 10-Q
period 2004-03-31
AVALON CORRECTIONAL SERVICES INC
filed 2004-05-11
CIK 872202

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (D)OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2004

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

     As of May 11, 2004, 4,896,954 shares of the issuer's Class A common stock, par value $.001, were issued and outstanding.

                         PART I - FINANCIAL INFORMATION
               AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                   March 31,                December 31,
                                                                     2004                      2003
                                                              ------------------        ------------------
                          ASSETS
Current assets:
   Cash and cash equivalents                                    $        808,000         $       1,015,000
   Certificates of deposit (pledged)                                   1,600,000                 1,600,000
   Accounts receivable, net                                            3,233,000                 2,662,000
   Prepaid expenses and other                                            443,000                   426,000
                                                              ------------------        ------------------
         Total current assets                                    $     6,084,000            $    5,703,000
Assets held for sale                                                   5,900,000                        -
Property and equipment, net                                           26,420,000                30,636,000
Intangible assets, net                                                 2,339,000                 2,395,000
Other assets                                                             940,000                   967,000
                                                              ------------------        ------------------
         Total assets                                         $       41,683,000        $      39,701,000
                                                              ==================        ==================

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable, accrued liabilities and other             $       1,693,000         $       1,990,000
    Current maturities of long-term debt                              13,613,000                 2,030,000
                                                              ------------------        ------------------
         Total current liabilities                                $   15,306,000        $       4,020,000
Long-term debt, less current maturities                               10,653,000                20,305,000
Convertible debentures                                                 3,850,000                 3,850,000
Deferred income taxes                                                    162,000                   175,000
Redeemable common stock, $.001 par value
     1,622,448 shares issued and outstanding                           3,261,000                 2,628,000
Stockholders' equity:
   Common stock: Par value $.001; 24,000,000 shares
           authorized; 4,896,954 shares issued and
           outstanding, less 1,622,448 shares subject
                to repurchase                                              3,000                     3,000

    Preferred stock; par value $.001; 1,000,000
          shares authorized; none issued                                       -                         -
   Paid-in capital                                                     7,826,000                 8,459,000
   Retained earnings                                                     622,000                   261,000
                                                              ------------------        ------------------
         Total liabilities and stockholders' equity            $      41,683,000         $      39,701,000
                                                              ==================        ==================

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

               AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                       Three months ended March 31,
                                                                        2004                    2003

                                                                   ---------------      -----------------
Revenues                                                           $     6,433,000      $       6,170,000
                                                                    --------------      -----------------
Costs and expenses
   Direct operating                                                   $  4,453,000         $    4,275,000
   General and administrative                                              397,000                358,000
   Depreciation and amortization                                           398,000                413,000
   Interest expense                                                        569,000                589,000
                                                                   ---------------      -----------------
Net income from continuing operations before income tax expense            616,000    $          535,000
   Income tax expense                                                      211,000                171,000
                                                                   ---------------      -----------------
Net income from continuing operations                              $       405,000      $         364,000
Discontinued operations                                                   (43,000)              (104,000)
                                                                   ---------------      -----------------
Net income                                                         $       362,000      $         260,000
                                                                   ===============      =================

Net income (loss) per share, basic;

      continuing operations                                        $          0.08      $            0.07
                                                                   ===============      =================
      discontinued operations                                      $        (0.01)      $          (0.02)
                                                                   ===============      =================
      total                                                        $          0.07      $            0.05
                                                                   ===============      =================

Net income (loss) per share, diluted;
      continuing operations                                        $          0.07      $            0.07
                                                                   ===============      =================
      discontinued operations                                      $        (0.01)      $          (0.02)
                                                                   ===============      =================
      total                                                        $          0.06      $            0.05
                                                                   ===============      =================






The  accompanying  notes are an integral  part of these  consolidated  financial statements.

               AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                         Three months ended March, 31
                                                                  -----------------------------------------
                                                                         2004                   2003
                                                                  -------------------    ------------------
OPERATING ACTIVITIES:
   Net income                                                     $           362,000     $         260,000
   Adjustments to reconcile net income to
     net cash provided by (used in) operating activities:
        Depreciation and amortization                                         413,000               413,000
        Amortization of debt issue costs                                       82,000                74,000
   Gain on sale of property                                                         -               (2,000)
   Changes in operating assets and liabilities:
        Increase in:
             Accounts receivable                                            (571,000)             (532,000)
             Prepaid expenses and other                                      (17,000)             (209,000)
        Increase (decrease) in accounts payable,
                 accrued liabilities and other                              (297,000)                14,000
                                                                  -------------------    ------------------
        Net cash provided by (used in) operations                 $           (28,000)    $          18,000
                                                                  -------------------    ------------------
INVESTING ACTIVITIES:
     Capital expenditures                                         $         (398,000)       $     (851,000)
     Proceeds from disposition of property                                          -                 7,000
                                                                  -------------------    ------------------
        Net cash used in investing activities                     $         (398,000)       $     (844,000)
                                                                  -------------------    ------------------
FINANCING ACTIVITIES:
     Proceeds from borrowing                                      $         7,472,000        $    7,712,000
     Repayment of borrowing                                               (7,253,000)           (7,696,000)
                                                                  -------------------    ------------------
        Net cash provided by financing activities                 $           219,000    $          16,000
                                                                  -------------------    ------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                         $         (207,000)       $     (810,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              1,015,000             1,250,000
PERIOD
                                                                  -------------------    ------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $          808,000      $        440,000
                                                                  ===================    ==================





The  accompanying  notes are an integral  part of these  consolidated  financial statements.

               AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

Interim Financial Statements  -

     The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted. The accompanying unaudited consolidated financial statements and notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2003 and the notes thereto contained in the Company's Form 10-K filing for the year ended December 31, 2003. The results of operations for the three months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the entire year ended December 31, 2004.

     The consolidated balance sheet as of March 31, 2004, the statements of operations for the three months ended March 31, 2004 and 2003 and the statements of cash flows for the three months ended March 31, 2004 and 2003 are unaudited and, in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the financial position as of such date and the results of operations and cash flows for the periods then ended. All such adjustments are of a normal and recurring nature.

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


                                                    Three months ended March 31,
                                                    ----------------------------
                                                       2004            2003
                                                     ----------     ----------
Net income, as reported                             $  362,000     $  260,000
Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects              45,000         13,000
                                                    ----------     ----------
Pro forma net income                                $  317,000     $  247,000
                                                    ==========     ==========
Earnings per share:
      Basic - as reported                           $     0.07     $     0.05
                                                    ==========     ==========
      Basic - pro forma                             $     0.06     $     0.05
                                                    ==========     ==========
      Diluted - as reported                         $     0.06     $     0.05
                                                    ==========     ==========
      Diluted - pro forma                           $     0.05     $     0.04
                                                    ==========     ==========

NOTE 2.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                                March 31,       December 31,

                                                                                  2004              2003
                                                                            ----------------   ------------
Senior credit facility:
    revolving line of credit                                                $     896,000     $     40,000
    term loan                                                                  10,679,000       11,034,000

Notes payable to banks and finance companies, collateralized by transportation equipment, due in installments through March 2012
    with interest ranging from 2.9% to 11.0%                                      954,000        1,110,000

Assisted living center debt                                                     1,600,000                -

Notes payable to an investment company, uncollateralized;
    interest at 14.5%, payable quarterly; principal due in four quarterly installments beginning December 31, 2005; includes unaccreted
    original issue premium                                                     10,137,000        10,151,000
                                                                            -------------     -------------
                                                                               24,266,000        22,335,000
Less - current maturities                                                      13,613,000         2,030,000
                                                                            -------------     -------------
                                                                            $  10,653,000     $  20,305,000
                                                                            =============     =============


     The Company has a senior credit facility collateralized by certain assets of the Company with Fleet Capital consisting of a term loan and a revolving line of credit equal to the lesser of $3,000,000 or 80% of eligible accounts receivable. At March 31, 2004, the outstanding balances were $10,679,000 on the term loan and $896,000 under the revolving line of credit. The term loan requires principal payments in the amount of $355,000 plus interest on the first day of each calendar quarter. The remaining principal outstanding, together with any and all other amounts due, shall be due and payable on February 25, 2005. The interest rate on the senior credit facility is comprised of a base rate margin and LIBOR margin, which varies in relation to the senior debt to EBITDA ratio. At March 31, 2004, the rate was approximately 4.75% on the senior credit facility. At March 31, 2004, the outstanding debt under the senior credit facility was classified as current. The Company and the senior debt holder are negotiating an extension of the current maturity date. The senior credit facility contains certain covenant requirements that the Company must maintain. The covenants are based on a trailing twelve month period and are comprised of a required fixed coverage ratio; a liabilities to tangible net worth ratio; a maximum ratio of indebtedness to EBITDA; a required minimum EBITDA and a limit on certain capital expenditures. The Company was in compliance with all debt covenants at March 31, 2004.

     The Company completed a $15,000,000 private placement of debt and equity with an investment company on September 16, 1998. Pursuant to the terms of the agreement, the Company tendered an unsecured subordinated note with a face value of $10,000,000 bearing interest of 12.5% (amended to 14.5% during the first quarter of 2004) with interest payable in quarterly installments until December 31, 2005, when the first of four quarterly principal installments is due. The Company also tendered 1,622,448 shares of redeemable common stock to the investment company. These shares are subject to repurchase by the Company under certain circumstances, or beginning September 16, 2003 at the holders option, at the then current average traded price of the stock. The Company records adjustments to the estimated redemption price of the stock by periodic charges / credits to additional paid-in capital.

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

     Certain notes payable to finance and investment companies contain covenants that require the Company, among other things, to maintain certain earnings and debt coverage ratios and receive approval for certain capital expenditures as defined in the agreements. The Company was in compliance with all debt covenants at March 31, 2004.

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

     The options generally vest within five years and have a ten-year expiration period. The Company amended its Plan on December 1, 1996, increasing the number of shares available under the Plan to 600,000, and further amended its plan on May 21, 2003, increasing the number of shares available to 700,000. Non-statutory options have been granted providing for the issuance of 689,060 shares of Class A common stock at exercise prices ranging from $1.32 to $4.25 per share. Options providing for the issuance of 561,887 shares were exercisable at March 31, 2004.

NOTE 4.  LITIGATION AND CONTINGENCIES

     The Company is a party to litigation arising in the normal course of business. Management believes that the ultimate outcome of these matters will not have a material effect on the Company's financial condition or results of operations.

NOTE 5.  EARNINGS PER SHARE

     The following table sets forth the computation of earnings per share and earnings per share assuming dilution.

                                                                       Three months ended
                                                                           March 31,
                                                                  2004               2003
                                                              ------------       ------------
Numerator:
   Net income - basic                                         $    362,000        $   260,000
   Effect of dilutive securities, net of income tax:
    - interest reduction on assumed debenture conversions           43,000             43,000
                                                              ------------       ------------
Numerator for earnings per share, diluted                     $    405,000        $   303,000
                                                              ============       ============
Denominator for earnings per share:
   Weighted average shares outstanding - basic                   4,896,954          4,895,002
   Effect of dilutive securities:
    - debenture conversions                                      1,283,333          1,283,333
    - stock options                                                 70,454                  -
    - stock warrants                                               203,883                  -
                                                              ------------       ------------
Denominator for earnings per share, diluted                      6,454,624          6,178,335
                                                              ============       ============
Income per share, basic                                       $       0.07        $      0.05
                                                              ============       ============
Income per share, diluted                                     $       0.06        $      0.05
                                                              ============       ============

     Outstanding options and warrants of 1,030,119 for the three months ended March 31, 2004, and 1,330,932 for the three months ended March 31, 2003, have been excluded from the above calculations as they would be anti- dilutive.

NOTE 6.  RECENTLY ADOPTED ACCOUNTING STANDARDS

     In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities"
(VIEs), which is an interpretation of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements." FIN 46, as revised by FIN 46(R), addresses the application of ARB No. 51 to VIEs, and generally would require that assets, liabilities and results of the activity of a VIE be consolidated into the financial statements of the enterprise that is considered the primary beneficiary. This interpretation applies immediately to VIEs created after January 31, 2003, and to VIEs in which a company obtains an interest after that date. The Company had not created or obtained an interest in any VIEs in 2003. In addition, the interpretation becomes applicable on December 31, 2003 for special purpose entities (SPEs) created prior to February 1, 2003. As of December 31, 2003, the Company had no SPEs for which it was considered the primary beneficiary. For non-SPEs in which a company holds a variable interest that it acquired before February 1, 2003, the FASB postponed the date on which the interpretation become applicable to March 31, 2004.

     The Company has identified one non-consolidated entity as a VIE where the Company is considered the primary beneficiary (see Note 7). In accordance with the provisions of FIN 46, as revised, the Company has consolidated this VIE as of January 1, 2004. Consolidation of this VIE did not have a material effect on the consolidated results of operations or financial position.

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

NOTE 7.  ASSETS HELD FOR SALE AND DISPOSITION

     Assets held for sale are valued on an asset-by-asset basis at the lower of the carrying amount or fair value, less costs to sell, and consist of property and equipment. In estimating fair value, management considered the pending status of the Union City facility and the expected appraised value of the assisted living center. The Company anticipates a sale of the Union City facility will result in proceeds in excess of the carrying value of the Union City facility.

     The Company holds a 15% equity interest in an assisted living center and has guaranteed debt related to the building of the investee and has pledged $1,600,000 in certificates of deposit for the guarantee. The Company has recognized losses of the investee and has reduced its carrying value in the investment to zero. The outstanding debt balances were approximately $1,600,000 and $1,900,000 at March 31, 2004 and 2003, respectively. The Company would have the right to sell the assisted living center as a going concern and use any proceeds, after payment of debts, to recover amounts owed to it by the assisted living center in the event of default of the debt payments. The appraised value of the assisted living center exceeds the carrying value and the existing debt. The Company has consolidated this entity under FIN 46, as revised by FIN 46 (R) as of January 1, 2004 (see Note 6) and if the Company would sell the asset for less than the carrying value, the Company could be required at that time to recognize a loss on the disposition of the asset. Total assets of the assisted living center totaled approximately $1,600,000 as of March 31, 2004 and losses for the three months ended March 31, 2004 equaled $10,000. The assisted living center is for sale and the Company has classified the asset as held for sale and has recorded the operations of the assisted living center as discontinued operations.

     The Oklahoma Office of Juvenile Affairs, in a cost-cutting move, did not exercise the option for the final year of a five-year contract providing for the care of 80 juveniles at the Union City Juvenile Center. The contract expired on December 2, 2002 and as of March 31, 2004, the facility's only use is as an overflow center for weekend clients assigned to the Carver Center. This was the first time the Company did not have a multi-year contract extension renewed. The contract is the only one the Company had with this agency. The Board approved a plan of disposition and an agreement to sell the Union City facility during the first quarter of 2004.The Company has classified the Union City facility as held for sale and has recorded the operations of the facility as discontinued operations. The Company's asset purchase agreement to sell the Union City facility was scheduled to close on or before June 25, 2004. The potential buyer has notified the Company that a population is not available for the facility at this time. The Company is in discussions with several parties expressing an interest in a transaction for a purchase or lease of the Union City facility; however in the event these potential transactions are not successful, an impairment of the carrying value may be required at a future date. The Company has reviewed the carrying value of the Union City facility and determined an impairment of the carrying value is not warranted at this time.

The following is the revenue, net income (loss) and assets of the Union City facility and the assisted living center:



                                              Three months ended March 31,
                                ------------------------------------------------
                                      2004       2003       2004        2003
                                Assisted Living Center     Union City Facility
Revenue                           $  179,000   $   -     $ -         $        -
Net income (loss)                 $ (10,000)   $   -     $ (33,000)  $ (104,000)
Assets held for sale - property
    and equipment, net            $1,600,000   $   -     $4,300,000  $        -

               AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This document contains statements that are not historical but are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These include statements regarding the expectations, beliefs, intentions or strategies for the future. The Company intends that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect the Company's views as of the date they are made with respect to future events and financial performance, but are subject to many uncertainties and risks which could cause the actual results of the Company to differ materially from any future results expressed or implied by such forward- looking statements. Examples of such uncertainties and risks include, but are not limited to: fluctuations in occupancy levels and labor costs; the ability to secure both new contracts and the renewal of existing contracts; the availability and cost of financing to redeem common shares and to expand the Company's business; public resistance to privatization and the sale of the Union City facility and the assisted living center for an amount in excess of the carrying value of the assets. Additional risk factors include those discussed in periodic reports filed by the Company from time to time. The Company does not undertake any obligation to update any forward-looking statements.

Overview

     Avalon Correctional Services, Inc., is an owner and operator of private community correctional facilities containing approximately 2,600 beds. Avalon Correctional Services, Inc. and its wholly owned subsidiaries specialize in operating private community correctional facilities and providing alternative correctional programming. Avalon currently operates facilities and manages programs in Oklahoma, Texas, and Colorado, with plans to significantly expand into additional states. Avalon's business strategy is designed to elevate the Company into a dominant role as a provider of community correctional services. Avalon's development plan is to expand operations through new state and federal contracts and selective acquisitions. Avalon has been providing private community correctional services since 1985. Avalon contracts with various governmental agencies to provide community corrections operations and services. The management and rehabilitation of inmate populations are of utmost concern to cities, counties, states and a variety of federal agencies throughout the country. Increasingly, government is partnering with private companies to assist them with their correctional needs. Management of the Company closely monitors the operations and assesses the residential and nonresidential census data. For further information, see Results of Operations.

Results of Operations -

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003.

     Total revenues increased by 4% to $6,433,000 in 2004 from $6,170,000 in 2003. The net increase in revenues was primarily a result of an increase in the Company's offender census during the three months ended March 31, 2004. The Company's net income from continuing operations before taxes increased 15% to $616,000 during the first quarter of 2004 compared to $535,000 during the first quarter of 2003.

     Operating income before interest, depreciation and amortization, discontinued operations and income taxes increased 3% to $1,583,000 for the first quarter of 2004 from $1,537,000 for the first quarter of 2003. The average daily residential offender census increased by 10% to 1,888 for the first quarter of 2004 from 1,710 for the first quarter of 2003. The average daily non-residential offender census was 317 for the first quarter of 2004 compared to 342 for the first quarter of 2003. The data to reconcile the Company's net income from continuing operations before tax for the first quarter of 2004 of $616,000 to operating income of $1,583,000 is as follows. Add back to net income from continuing operations before tax the amounts of $569,000 for interest expense and $398,000 for depreciation and amortization expense. The data to reconcile the Company's net income from continuing operations before tax for the first quarter of 2003 of $535,000 to operating income of $1,537,000 is as follows. Add back to net income from continuing operations before tax the amounts of $589,000 for interest expense and $413,000 for depreciation and amortization expense.

     Direct operating expenses increased by 4% in the first quarter of 2004 compared to the first quarter of 2003. The increase was a result of the additional expenses associated with the increase in the Company's offender census during the quarter ended March 31, 2004.

     General and administrative expenses increased by 11% during the first quarter of 2004 compared to the first quarter of 2003. This resulted primarily from increases in insurance, advertising and marketing expenses. General and administrative expenses equaled approximately 6% of revenues during the first quarter of 2004 and 2003. Depreciation and amortization expense remained fairly constant at $398,000 and $413,000 respectively, for the first quarter of 2004 and 2003. The amortization of intangible contract costs was $56,000 for the first quarter of 2004 and 2003. Interest expense decreased by $20,000 for the first quarter of 2004, as compared to the first quarter of 2003 as a result of lower interest rates.

     The Company's income tax expense was $211,000 for the first quarter of 2004, an increase of $40,000 over the income tax expense of $171,000 for the first quarter of 2003. Net income from continuing operations increased $41,000 or 11% to $405,000 compared to $364,000 for the first quarter of 2003. Net income after discontinued operations increased $102,000 or 39% in the first quarter of 2004 to $362,000, as compared to $260,000 for the first quarter of 2003.

     The assisted living center and the Union City facility are for sale and the Company has classified the assets as held for sale and has recorded the related operations as discontinued operations (see Note 7).

Liquidity and Capital Resources -

     The Company's business strategy is to focus on the private community corrections industry, expanding its operations in existing and additional states through new federal and state contracts and selective acquisitions. The successful implementation of the Company's growth plan will create the need for additional capital and financing.

     The Company's working capital deficit at March 31, 2004 was $9,222,000, compared to working capital of $1,683,00 and a current ratio of 1.42:1.00 at March 31, 2003. The working capital deficit at March 31, 2004 results from the Company's senior debt facility, in the amount of $11,575,000, being classified as a current liability. The senior debt facility has a maturity date of February 25, 2005 and the Company and the senior debt holder are negotiating an extension of the current maturity date. Capital expenditures for the first quarter of 2004 were $398,000, compared to $851,000 for the first quarter of 2003. The first quarter 2004 capital expenditures include normal, operating purchases of vehicles, equipment and an expansion of Carver Center to 406 beds from 300 beds. The first quarter 2003 capital expenditures included the expansion of the Phoenix Center to 207 beds, completed in the summer of 2003.

     The Company had approximately $4,400,000 (including $1,600,000 of pledged certificates of deposit) of cash, short-term investments, and revolving credit available for new projects at March 31, 2004. The Company believes it has adequate cash reserves and cash flow from operations to meet its current cash requirements (excluding payment of the senior credit facility due February 25, 2005). The Company expects current contracts to generate sufficient income to increase cash balances.

     The Company has a senior credit facility with Fleet Capital Corporation consisting of a $13,500,000 term loan and a revolving line of credit equal to the lesser of $3 million or 80% of eligible accounts receivable. As mentioned above, the senior credit facility outstanding debt matures February 25, 2005 and the Company and the senior debt holder are negotiating to extend the maturity date. If these negotiations are unsuccessful, the Company will have to seek alternative sources of financing.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk Exposure

     The primary market risk exposures affecting the Company are changes in interest rates. The Company is exposed to market risk related to the senior bank credit facility. The interest on the senior credit facility is subject to fluctuations in interest rates. Assuming an immediate increase or decrease of 100 basis points in interest rates, the interest expense for the three months ended March 31, 2004 and 2003 would have been increased or decreased by approximately $28,000 and $29,000, respectively.

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

Item 4.   Controls and Procedures

     The Company's Chief Executive Officer and its Vice President of Finance have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Vice President of Finance concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in periodic SEC filings. There have not been any changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15 (f) and 15d-15(f)) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 4.  Submission of Matters to a Vote of Security Holders - None.

Item 5.  Other Information - None.

Item 6.  Exhibits and reports on Form 8-K - None.

The  following  exhibits  are filed as a part of this  Quarterly  Report on Form
10-Q:

31.1 Certification of the Chief Executive Officer of Avalon Correctional Services, Inc., pursuant to Rule 13a-14 (a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Vice President of Finance of Avalon Correctional Services, Inc., pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

               AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:   May 11, 2004                          AVALON CORRECTIONAL SERVICES, INC.





                                   By:           s/ Donald E.  Smith
                                        Donald E. Smith, Chief Executive Officer



                                   By:           s/ David Grose
                                        ----------------------------------------
                                         David Grose, Vice President of Finance

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

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any changes in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting



May 11, 2004

/s/ Donald E. Smith

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) and 15d-15 (e)) for the registrant and have:

     a) Designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is make known to us by others within those entities, particularly during the period in which this annual report is being prepared;


     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusion about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and


     c) Disclosed in this report any changes in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant' board of directors (or persons performing the equivalent functions):

      a) all significan deficiencies and material weakness in the design or operation of internal controls over financial reporting, which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      b)   any fraud, whether or not material, that involves management or other
           employees who have a significant role   in  the registrant's internal
           over financial reporting.


May 11, 2004

/s/ David Grose
David Grose
Vice President of Finance

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Avalon Correctional Services, Inc. (the "Company") on Form 10-Q for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Donald E. Smith, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

     (2 The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Donald E. Smith

Donald E. Smith
Chief Executive Officer
May 11, 2004

                                                                    Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Avalon Correctional Services, Inc. (the "Company") on Form 10-Q for the period ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David Grose, Vice President of Finance of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

    (1) The Report fully complies with the requirement of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

    (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ David Grose

David Grose
Vice President of Finance
May 11, 2004