Form 10-Q
period 2004-06-30
AVALON CORRECTIONAL SERVICES INC
filed 2004-08-11
CIK 872202

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (D)OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2004

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


     Indicate by check mark whether the registrant issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

     As of August 10, 2004, 4,929,789 shares of the issuer's Class A common stock, par value $.001, were issued and outstanding.

                         PART I - FINANCIAL INFORMATION
               AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                       June 30,     December 31,
                                                          2004           2003
                                                     -------------   -----------
ASSETS
Current assets:
   Cash and cash equivalents                          $    956,000  $  1,015,000
   Certificates of deposit (pledged)                     1,600,000     1,600,000
   Accounts receivable, net                              2,971,000     2,662,000
   Prepaid expenses and other                              453,000       426,000
                                                         ---------    ----------
         Total current assets                         $  5,980,000  $  5,703,000
Assets held for sale                                     5,900,000           -

Property and equipment, net                             26,275,000    30,636,000
Intangible assets, net                                   2,285,000     2,395,000
Other assets                                               752,000       967,000
                                                         ----------   ----------
         Total assets                                    41,192,000 $ 39,701,000
                                                         ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable, accrued liabilities and other   $    1,743,000 $  1,990,000
    Current maturities of long-term debt                 12,492,000    2,030,000
                                                        -----------    ---------
         Total current liabilities                   $   14,235,000 $  4,020,000
Long-term debt, less current maturities                  10,773,000   20,305,000
Convertible debentures                                    3,850,000    3,850,000
Deferred income taxes                                       182,000      175,000
Redeemable common stock, $.001 par value
     1,622,448 shares issued and outstanding              3,829,000    2,628,000
Stockholders' equity:
   Common stock: Par value $.001; 24,000,000 shares
           authorized; 4,929,789 shares issued and
           outstanding, less 1,622,448 shares subject
                to repurchase                                3,000         3,000

    Preferred stock; par value $.001; 1,000,000
          shares authorized; none is                             -           -
   Paid-in capital                                        7,310,000    8,459,000
   Retained Earnings                                      1,010,000      261,000
                                                        ---------     ----------
         Total liabilities and stockholders' equity    $ 41,192,000 $ 39,701,000
                                                        ===========   ==========


   The accompanying notes are an integral part of these consolidated financial statements.

               AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Three Months Ended                        Six Months Ended
                                                     June 30,                                 June 30,
                                              2004                 2003                   2004                 2003

                                        -----------------     ---------------       ----------------     -----------------
Revenues                                $      6,830,000      $    6,112,000        $    13,263,000      $     12,282,000
                                        -----------------     ---------------       ----------------     -----------------
Costs and expenses
   Direct operating                             4,419,000           4,327,000              8,872,000             8,602,000
   General and administrative                     578,000             472,000                975,000               830,000
   Depreciation and amortization                  517,000             343,000                915,000               756,000
   Interest expense                               648,000             515,000              1,217,000             1,183,000
                                        -----------------     ---------------       ----------------     -----------------
Income from continuing
   operations before income tax
   expense                                 $      668,000        $    455,000          $   1,284,000        $      911,000
   Income tax expense                             264,000             189,000                487,000               360,000
                                        -----------------     ---------------       ----------------     -----------------
Income from continuing
   operations                              $      404,000        $    266,000         $      797,000        $      551,000
Discontinued operations                          (17,000)            (14,000)               (48,000)              (39,000)
                                        -----------------     ---------------       ----------------     -----------------
Net income                              $        387,000      $      252,000        $       749,000      $        512,000
                                        =================     ===============       ================     =================

Net income (loss) per share, basic

   Continuing operations                $           0.08      $         0.05        $          0.16      $          0.11
                                        =================     ===============       ================     ================
   Discontinued operations              $               -     $             -     $           (0.01)     $         (0.01)
                                        =================     ===============       ================     ================
   Total                                $           0.08      $         0.05        $          0.15      $          0.10
                                        =================     ===============       ================     ================

Net income (loss) per share, diluted
   Continuing operations                $           0.06      $         0.05        $          0.14      $          0.11
                                        =================     ===============       ================     ================
   Discontinued operations              $               -     $             -       $         (0.01)     $         (0.01)
                                        =================     ===============       ================     ================
   Total                                $           0.06      $         0.05        $          0.13      $          0.10
                                        =================     ===============       ================     ================





   The accompanying notes are an integral part of these consolidated financial statements.

               AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                                 For the six months ended June 30,
                                                                        2004             2003
                                                                    ------------      -----------
OPERATING ACTIVITIES:
   Net income                                                       $    749,000   $      512,000
   Adjustments to reconcile net income to
     net cash provided by operating activities:
        Depreciation and amortization                                    944,000          840,000
        Amortization of debt issue costs                                 115,000          123,000
   Loss (gain) on sale of property                                           -             14,000
   Changes in operating assets and liabilities:
        Decrease (increase) in:
             Accounts receivable                                       (309,000)        (344,000)
             Prepaid expenses and other                                   48,00         (218,000)
        Increase (decrease) in:
             Accounts payable, accrued liabilities, and other          (240,000)         (198,000)
                                                                      ----------       -----------
        Net cash provided by operating activities                   $  1,307,000          729,000
                                                                       ---------       -----------
INVESTING ACTIVITIES:
    Capital expenditures                                               (765,000)       (1,534,000)
   Proceeds from the disposition of property                              17,000                -
                                                                       ---------       -----------
        Net cash used in investing activities                       $  (748,000)    $  (1,534,000)
                                                                      ----------        ----------
FINANCING ACTIVITIES:
     Proceeds from borrowings                                         14,196,000        15,258,000
     Repayment of borrowings                                        (14,866,000)      (15,259,000)
     Proceeds from warrant and option exercise                            52,000               -
                                                                     -----------       -----------
        Net cash used in financing activities                       $  (618,000)    $      (1,000)
                                                                     -----------       -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                               (59,000)         (806,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         1,015,000         1,250,000
                                                                     -----------       -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $    956,000    $      444,000
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

     The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted. The accompanying unaudited consolidated financial statements and notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2003 and the notes thereto contained in the Company's Form 10-K filing for the year ended December 31, 2003. The results of operations for the three months and six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the entire year ended December 31, 2004.

     The consolidated balance sheet as of June 30, 2004, the statements of operations for the three and six months ended June 30, 2004 and 2003 and the statements of cash flows for the six months ended June 30, 2004 and 2003 are unaudited and, in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the financial position as of such date and the results of operations and cash flows for the periods then ended. All such adjustments are of a normal and recurring nature.

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


                                                Three months ended June 30,                Six months ended June 30,
                                           -------------------------------------     -------------------------------------
                                                 2004                2003                  2004                2003
                                           ----------------    -----------------     ----------------    -----------------
Net income, as reported                     $       387,000     $        252,000      $       749,000     $       512,000
Deduct: Total stock-based employee
compensation expense determined
under fair value based method for all
awards, net of related tax effects                   20,000               26,000               39,000               52,000
                                           ----------------    -----------------     ----------------    -----------------
Pro forma net income                        $       367,000     $        226,000      $       710,000     $       460,000
                                           ================    =================     ================    =================
Earnings per share:
      Basic - as reported                  $           0.08    $            0.05     $           0.15     $           0.10
                                           ================    =================     ================    =================
      Basic - pro forma                    $           0.07    $            0.05     $           0.14     $           0.09
                                           ================    =================     ================    =================
      Diluted - as reported                $           0.06    $            0.05     $           0.13     $           0.10
                                           ================    =================     ================    =================
      Diluted - pro forma                  $           0.06    $            0.04     $           0.11     $           0.07
                                           ================    =================     ================    =================

NOTE 2.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                               June 30,           December 31,

                                                                                   2004                 2003
                                                                             ----------------    ------------------
Senior credit facility:
    revolving line of credit                                                 $        208,000    $           40,000
    term loan                                                                      10,324,000            11,034,000

Notes payable to banks and finance companies, collateralized by transportation equipment, due in installments through March 2012
    with interest ranging from 2.9% to 11.0%                                        1,050,000             1,110,000

 Notes secured by certificates of deposit                                           1,600,000                     -

Notes payable to an investment company, uncollateralized;
    interest at 14.5%, payable quarterly; principal due in four quarterly installments beginning December 31, 2005; includes unaccreted
    original issue premium                                                         10,083,000            10,151,000
                                                                             ----------------    ------------------
                                                                                $  23,265,000        $   22,335,000
Less - current maturities                                                          12,492,000             2,030,000
                                                                             ----------------    ------------------
                                                                             $    10,773,000     $      20,305,000
                                                                             ================    ==================

     The Company has a senior credit facility collateralized by certain assets of the Company with Fleet Capital consisting of a term loan and a revolving line of credit equal to the lesser of $3,000,000 or 80% of eligible accounts receivable. At June 30, 2004, the outstanding balances were $10,324,000 on the term loan and $208,000 under the revolving line of credit. The term loan requires principal payments in the amount of $355,000 plus interest on the first day of each calendar quarter. The remaining principal outstanding, together with any and all other amounts due, shall be due and payable on February 25, 2005. The interest rate on the senior credit facility is comprised of a base rate margin and LIBOR margin, which varies in relation to the senior debt to EBITDA ratio. At June 30, 2004, the rate was approximately 4.75% on the senior credit facility. At June 30, 2004, the outstanding debt under the senior credit facility was classified as current. The Company and the senior debt holder are negotiating a restructure of the senior credit facility. The senior credit facility contains certain covenant requirements that the Company must maintain. The covenants are based on a trailing twelve month period and are comprised of a required fixed coverage ratio; a liabilities to tangible net worth ratio; a maximum ratio of indebtedness to EBITDA; a required minimum EBITDA and a limit on certain capital expenditures. The Company was in compliance with all debt covenants at June 30, 2004.

     The Company completed a $15,000,000 private placement of debt and equity with an investment company on September 16, 1998. Pursuant to the terms of the agreement, the Company tendered an unsecured subordinated note with a face value of $10,000,000 bearing interest of 14.5%.

     The Company also tendered 1,622,448 shares of redeemable common stock to the investment company. These shares are subject to repurchase by the Company under certain circumstances, or beginning September 16, 2003 at the holders option, at the then current average traded price of the stock. The Company is accreting the difference between the carrying value and the estimated redemption price of the stock by periodic charges / credits to additional paid-in capital. The Company obtained an independent fair value appraisal of the equity instrument reflecting a fair value allocation of the redeemable common stock of $4,635,000. Issue costs of $511,000 allocated to the redeemable common stock reduced its original book value to $4,124,000.

     Certain notes payable to finance and investment companies contain covenants that require the Company, among other things, to maintain certain earnings and debt coverage ratios and receive approval for certain capital expenditures as defined in the agreements. The Company was in compliance with all debt covenants at June 30, 2004.

     On July 15, 2004, Adams County, Colorado issued $19,900,000 of bonds ("the Bonds") and loaned the proceeds to a subsidiary of the Company. The Bonds were issued at par, bear interest at rates ranging from 8.375% to 10.25% and maturing on various dates between August 1, 2011 and August 1, 2024. The proceeds from the Bonds were utilized to retire debt with an investment company bearing interest at 14.5%, reduce the existing senior credit facility with Fleet
Capital, fund a debt service reserve fund, and pay fees associated with the issuance of the bonds.

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

     The options generally vest within five years and have a ten-year expiration period. The Company amended its Plan on December 1, 1996, increasing the number of shares available under the Plan to 600,000, and further amended its plan on May 21, 2003, increasing the number of shares available to 700,000. Non-statutory options have been granted providing for the issuance of 651,725 shares of Class A common stock at exercise prices ranging from $1.32 to $4.25 per share. Options providing for the issuance of 580,456 shares were exercisable at June 30, 2004.

NOTE 4.  LITIGATION AND CONTINGENCIES

     The Company is a party to litigation arising in the normal course of business. Management believes that the ultimate outcome of these matters will not have a material effect on the Company's financial condition or results of operations.

NOTE 5.  EARNINGS PER SHARE

     The following table sets forth the computation of earnings per share and earnings per share assuming dilution.

                                                         Three months ended            Six months ended
                                                              June 30,                                  June 30,
                                                            2004             2003              2004               2003
                                                        ------------     ------------      -------------      ------------
Numerator:
   Net income - basic                                $       387,000   $      252,000    $       749,000    $      512,000
   Effect of dilutive securities:

   - interest reduction on assumed debenture
     conversions, net of income tax                           43,000           43,000             87,000            87,000
                                                        ------------     ------------      -------------      ------------
Numerator for earnings per share, diluted            $       430,000   $      295,000    $       836,000    $      599,000
                                                        ============     ============      =============      ============
Denominator for earnings per share:
   Weighted average shares outstanding - basic             4,908,994        4,895,002          4,902,974         4,895,002
   Effect of dilutive securities:
    - debenture conversions                                1,283,333        1,283,333          1,283,333         1,283,333
    - stock options                                          185,359            5,186            157,902               299
    - stock warrants                                         275,316                -            243,243                 -
                                                        ------------     ------------      -------------      ------------
Denominator for earnings per share, diluted                6,653,002        6,183,521          6,587,452         6,178,634
                                                        ============     ============      =============      ============
Earnings per share, basic                            $          0.08   $         0.05    $          0.15    $         0.10
                                                        ============     ============      =============      ============
Earnings per share, diluted                          $          0.06   $         0.05    $          0.13    $         0.10
                                                        ============     ============      =============      ============


Number of outstanding warrants and options
excluded from the above calculations as they
would be anti-dilutive                                       103,000        1,300,432         154,000        1,413,632

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

     The Company has identified one non-consolidated entity as a VIE where the Company is considered the primary beneficiary (see Note 8). In accordance with the provisions of FIN 46, as revised, the Company has consolidated this VIE as of January 1, 2004. Consolidation of this VIE did not have a material effect on the consolidated results of operations or financial position.

     In December 2003, the Staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition," which supersedes SAB No. 101. The primary purpose of SAB No. 104 is to rescind accounting guidance contained in SAB No. 101 and the SEC's "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" (the FAQ) related to multiple element revenue arrangements. The issuance of SAB No. 104 did not significantly impact the Company's current revenue recognition policies.

NOTE 7.  CHANGE IN ACCOUNTING ESTIMATE

     The Company is required to make certain estimates, including those related to useful lives of depreciable assets, uncollectible accounts receivable, and a valuation allowance for deferred tax assets in preparing its financial statements. The Company periodically reviews its estimates to ensure that the estimates appropriately reflect changes in its business or as new information becomes available.

     The Company's estimate of the useful life of certain depreciable vehicles has historically been three years. The Company re-evaluated the estimated useful life of certain vehicles and determined a depreciable life of eighteen months was more representative of the vehicles' actual useful life. As a result of this evaluation the depreciable life of certain vehicles was changed from three years to eighteen months in the second quarter of 2004 and the Company increased depreciation expense by $127,000 during the period to catch-up the depreciation expense for the applicable vehicles.

NOTE 8.  ASSETS HELD FOR SALE AND DISPOSITION

     Assets held for sale are valued on an asset-by-asset basis at the lower of the carrying amount or fair value, less costs to sell, and consist of property and equipment. In estimating fair value, management considered the pending status of the Union City facility and the appraised value of the assisted living center. The Company anticipates a sale of the Union City facility will result in proceeds in excess of the carrying value of the Union City facility.

     The Company holds a 15% equity interest in an assisted living center and has guaranteed debt related to the building of the investee and has pledged $1,600,000 in certificates of deposit for the guarantee. The Company has recognized losses of the investee and has reduced its carrying value in the investment to zero. The outstanding debt balances were approximately $1,600,000 and $1,900,000 at June 30, 2004 and 2003, respectively. On July 17, 2004, the Company repaid $700,000 of the outstanding debt, which released the pledged certificate of deposit. The Company would have the right to sell the assisted living center as a going concern and use any proceeds, after payment of debts, to recover amounts owed to it by the assisted living center in the event of default of the debt payments. The appraised value of the assisted living center exceeds the carrying value and the existing debt. The Company has consolidated this entity under FIN 46, as revised by FIN 46 (R) as of January 1, 2004 (see
Note 6) and if the Company would sell the asset for less than the carrying value, the Company could be required at that time to recognize a loss on the disposition of the asset. Total assets of the assisted living center totaled approximately $1,608,000 as of June 30, 2004. Losses for the six months ended June 30, 2004 equaled $4,000, and gains for the three months ended June 30, 2004 equaled $6,000. The assisted living center is for sale and the Company has classified the asset as held for sale and has recorded its operations as discontinued operations.

     The Company owns a facility in Union City, Oklahoma utilized until December 2, 1999 for a contract with the Oklahoma Office of Juvenile Affairs. The facility is currently utilized as an overflow center for weekend clients assigned to the Carver Center. The Company has classified the facility as held for sale and has recorded the operations of the facility as discontinued operations. The Company is in discussions with several parties expressing an interest in a transaction for a purchase or lease of the facility. In the event these potential transactions are not successful, an impairment of the carrying value may be required at a future date. The Company has reviewed the carrying value of the facility and determined an impairment of the carrying value is not warranted at this time.

     Following is the revenue and net income (loss) of the Union City facility and the assisted living center:


                                                               Three months ended June 30,
                                             2004                    2003               2004                   2003
                                      -----------------        ----------------   ---------------        --------------

                                              Assisted Living Center                       Union City Facility

Revenue                            $         181,000                    -                    -                      -
Net income (loss)                              6,000                    -             (23,000)               (14,000)


                                                             Six months ended June 30,

                                             2004                  2003               2004                     2003
                                      -----------------       ----------------   -----------------        --------------

                                             Assisted Living Center                        Union City Facility

Revenue                            $        360,000                     -                    -                     -
Net income (loss)                            (4,000)                    -            (44,000)               (39,000)

     Certain reclassifications of prior periods' amounts have been made to interest, income tax expense, and discontinued operations to conform with the current period presentation.

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

Overview

     Avalon Correctional Services, Inc. is an owner and operator of private community correctional facilities containing approximately 2,600 beds. Avalon Correctional Services, Inc. and its wholly owned subsidiaries specialize in operating private community correctional facilities and providing alternative correctional programming. Avalon currently operates facilities and manages programs in Oklahoma, Texas, and Colorado, with plans to significantly expand into additional states. Avalon's business strategy is designed to elevate the Company into a dominant role as a provider of community correctional services. Avalon's development plan is to expand operations through new state and federal contracts and selective acquisitions. Avalon has been providing private community correctional services since 1985. Avalon contracts with various governmental agencies to provide community corrections operations and services.

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

Results of Operations -

Three  Months  Ended June 30, 2004  Compared to the Three  Months Ended June 30,
2003.

     The Company's revenues increased by 12% to $6,830,000 for the three months ended June 30, 2004 from $6,112,000 for the three months ended June 30, 2003. The increase in net revenues was primarily a result of an increase in the Company's offender census during the three months ended loss June 30, 2004. The Company's income from continuing operations before taxes increased 47% to $668,000 during the second quarter of 2004 compared to $455,000 during the second quarter of 2003.


     Operating income before interest, depreciation and amortization, discontinued operations and income taxes increased 40% to $1,833,000 for the second quarter of 2004 from $1,313,000 for the second quarter of 2003. The average daily residential offender census increased by 11% to 1,972 for the second quarter of 2004 from 1,769 for the second quarter of 2003. The average daily non-residential offender census was 296 for the second quarter of 2004 compared to 289 for the second quarter of 2003. The data to reconcile the Company's income from continuing operations before tax for the second quarter of 2004 of $668,000 to operating income of $1,833,000 is as follows. Add back to income from continuing operations before tax the amounts of $648,000 for interest expense and $517,000 for depreciation and amortization expense. The information necessary to reconcile the Company's income from continuing operations before tax for the second quarter of 2003 of $455,000 to operating income of $1,313,000 is as follows. Add back to income from continuing operations before tax the amounts of $515,000 for interest expense and $343,000 for depreciation and amortization expense.

           AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES

     Direct operating expenses remained fairly constant at $4,419,000 and $4,327,000 respectively, for the second quarter of 2004 and 2003

     General and administrative expenses increased by 22% during the second quarter of 2004 compared to the first quarter of 2003. This resulted primarily from increases in contract labor and professional fees. General and administrative expenses equaled approximately 8% of revenues during the second quarter of 2004 and 2003. Depreciation and amortization expense increased by 51% to $517,000 for the second quarter 2004 from $343,000 for the second quarter 2003. The increase was a result of the Company's change in accounting estimate (see Note 7) related to the useful live of certain depreciable vehicles. The amortization of intangible contract costs was $59,000 for the second quarter of 2004 and $67,000 for the second quarter of 2003. Interest expense increased by $133,000 for the second quarter of 2004, as compared to the second quarter of 2003 as a result of higher interest rates and additional indebtedness from vehicles.

     The Company's income tax expense was $264,000 for the second quarter of 2004, an increase of $75,000 over the income tax expense of $189,000 for the second quarter of 2003. Income from continuing operations increased $138,000 or 52% to $404,000 compared to $266,000 for the second quarter of 2003. Net income after discontinued operations increased $135,000 or 54% in the second quarter of 2004 to $387,000, as compared to $252,000 for the second quarter of 2003.

     The assisted living center and the Union City facility are for sale and the Company has classified the assets as held for sale and has recorded the related operations as discontinued operations (see Note 8).


Six  Months  Ended June 30,  2004  Compared  to the Six Months  Ended June 30,
2003.

     The Company's revenues increased $981,000 to $13,263,000 for the six months ended June 30, 2004 compared to $12,282,000 for the six months ended June 30, 2003. The increased revenues were a result of an increase in the company's offender census during the six months ended June 30, 2004.

     Operating income before interest, depreciation and amortization, discontinued operations and income taxes was $3,416,000 for the six months ended June 30, 2004 compared to $2,850,000 for the six months ended June 30, 2003. The increase in earnings before interest, taxes, depreciation and amortization was a result of the increase in average daily residential offender census of 8% to 1,924 for the six months ended June 30, 2004 from 1,777 for the six months ended June 30, 2003 and an increase in the average daily non-residential offender census of 12% to 313 for the six months ended June 30, 2004 from 279 for the six months ended June 30, 2003. Operating income before interest, depreciation and amortization, discontinued operations and income taxes can be reconciled to income from continuing operations before taxes by adding interest and depreciation and amortization expenses to income before taxes.


     Income from continuing operations before taxes increased $373,000 to $1,284,000 for the six months ended June 30, 2004 from $911,000 for the six months ended June 30, 2003.

     The Company recorded a tax provision of $487,000 for the six months ended June 30, 2004, compared to a provision of $360,000 for the six months ended June 30, 2003. Net income after discontinued operations increased $237,000 or 46% in the six months ended June 30, 2004 to $749,000, as compared to $512,000 for the six months ended June 30, 2003.

Liquidity and Capital Resources -

     The Company's business strategy is to focus on the private community corrections industry, expanding its operations in existing and additional states through new federal and state contracts and selective acquisitions. The successful implementation of the Company's growth plan will create the need for additional capital and financing. The Company's working capital deficit at June 30, 2004 was $8,256,000, compared to working capital of $1,651,00 and a current ratio of 1.39:1.00 at June 30, 2003. The working capital deficit at June 30, 2004 results from the Company's senior debt facility of $10,532,000, being classified as a current liability. The senior debt facility has a maturity date of February 25, 2005 and the Company and the senior debt holder are negotiating a restructure of the senior credit facility.

     The Company reduced the term loan balance on July 15, 2004 by $5,000,000 from proceeds from the issuance of the Bonds. Capital expenditures for the first half of 2004 were $508,000, compared to $1,534,000 for the first half of 2003. The first half 2004 capital expenditures include normal, operating purchases of vehicles and equipment. The Company also expanded Carver Center to 406 beds from
300. The first half 2003 capital expenditures included the expansion of the Phoenix Center to 207 beds, completed in the summer of 2003.

     The Company had approximately $5,348,000 (including $1,600,000 of pledged certificates of deposit) of cash, short-term investments, and revolving credit available for new projects at June 30, 2004. The Company believes it has adequate cash reserves and cash flow from operations to meet its current cash requirements (excluding payment of the senior credit facility due February 25, 2005). The Company expects current contracts to generate sufficient income to increase cash balances.

     On July 15, 2004, Adams County, Colorado issued $19,900,000 of bonds ("the Bonds") and loaned the proceeds to a subsidiary of the Company. The Bonds were issued at par, bear interest at rates ranging from 8.375% to 10.25% and maturing on various dates between August 1, 2011 and August 1, 2024. The proceeds from the Bonds were utilized to retire debt with an investment company bearing interest at 14.5%, reduce the existing senior credit facility with Fleet
Capital, fund a debt service reserve fund, and pay fees associated with the issuance of the bonds.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk Exposure

     The primary market risk exposures affecting the Company are changes in interest rates. The Company is exposed to market risk related to the senior bank credit facility. The interest on the senior credit facility is subject to fluctuations in interest rates. Assuming an immediate increase or decrease of 100 basis points in interest rates, the interest expense for the six months ended June 30, 2004 and 2003 would have been increased or decreased by approximately $52,000.


     The Company may from time to time, invest its cash in a variety of short-term financial instruments. These instruments generally consist of highly liquid investments. While these investments are subject to interest rate risk and could decline in value if market interest rates increase, a hypothetical 100 basis point increase or decrease in market interest rates would not materially affect the value of these instruments


Item 4.   Controls and Procedures

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

PART II -                           OTHER INFORMATION


Item 1.           Legal Proceedings - None.

Item 2.           Changes in Securities - None.

Item 3.           Defaults Upon Senior Securities - None.

Item 4.           Submission of Matters to a Vote of Security Holders -
                        May 26, 2004 Annual Meeting
                        Directors Elected -
                              Robert O. McDonald -   Votes for - 4,721,599
                                                     Votes withheld - 26,410
                              Charles W. Thomas -    Votes for - 4,743,799
                                                     Votes withheld -  4,210
                        Directors Continued -
                              Mark S. Cooley
                              Donald E. Smith
                              James P. Wilson

Item 5.           Other Information - None.

Item 6.           Exhibits and reports on Form 8-K -

The Company filed a current report on Form 8-K, updated on Form 8-K/A, dated June 21, 2004, reporting on "Item 4. Changes in Registrant's Certifying Accountant" the change of the Company's independent public accountant to Cole & Reed, P.C. for the fiscal year ending December 31, 2004 replacing Grant Thornton, LLP.

The  following  exhibits  are filed as a part of this  Quarterly  Report on Form
10-Q:

      31.1  Certification   of  the   Chief   Executive   Officer   of  Avalon
            Correctional Services, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2  Certification   of  the  Vice   President  of  Finance  of  Avalon
            Correctional Services, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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



Date:   August 10, 2004                AVALON CORRECTIONAL SERVICES, INC.




                                By: s/       Donald E. Smith
                                    Donald E.Smith, Chief Executive Officer



                                By: s/       Michael C.Bradley
                                   Michael C. Bradley, Vice President of Finance

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


        a) all significant deficiencies and material weakness in the design or operation of internal controls over financial reporting, which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal over financial reporting.


August 10, 2004

/s/ Donald E. Smith

Donald E. Smith
Chief Executive Officer

                                                                  Exhibit 31.2

                                CERTIFICATION

I, Michael C. Bradley, certify that:


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

         a) all significant deficiencies and material weakness in the design or operation of internal controls over financial reporting, which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal over financial reporting.


August 10, 2004

/s/ Michael C. Bradley

Michael C. Bradley
Vice President of Finance

                                                                  Exhibit 31.1

                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Avalon Correctional Services, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Donald E. Smith, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13 (a)or 15(d) of the Securities Exchange Act of 1934; and

(2)   The  information  contained  in  the  Report  fairly   presents,  in   all
      material respects, the financial condition and result of operations of the Company.

/s/ Donald E. Smith

Donald E. Smith
Chief Executive Officer
August 10, 2004

                                                                  Exhibit 31.2

                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Avalon Correctional Services, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael C. Bradley, Vice President of Finance of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)   The Report fully complies   with the  requirements of section 13 (a) or 15
      (d) of the Securities Exchange Act of 1934; and

(2)   The  information  contained  in  the   Report  fairly  presents,  in   all
      material respects, the financial condition and result of operations of the Company.

/s/ Michael C. Bradley

Michael C. Bradley
Vice President of Finance
August 10, 2004