Form 10-Q
period 2004-09-30
AVALON CORRECTIONAL SERVICES INC
filed 2004-11-10
CIK 872202

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended September 30, 2004

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

      As of November 9, 2004, 4,967,579 shares of the issuer's Class A common stock, par value $.001, were issued and outstanding.

                        PART I - FINANCIAL INFORMATION
             AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                               September       December

                                                  2004           2003
                                              -----------   --------------

ASSETS

Current assets:

      Cash and cash equivalents                 $  1,700,000   $  1,015,000

      Certificates of Deposit (pledged)              900,000      1,600,000

      Accounts receivable, net                     3,753,000      2,662,000

      Prepaid expenses and other                     408,000        426,000

      Restricted cash - current                      285,000             -
                                                ____________   ____________
                        Total current           $  7,046,000   $  5,703,000

Assets held for sale                               5,900,000             -

Property and equipment, net                       26,145,000     30,636,000

Intangible assets, net                             2,228,000      2,395,000

Other assets                                       2,174,000        967,000

Restricted cash - long term                        1,010,000             -
                                               _____________   ____________
          Total assets                         $  44,503,000   $ 39,701,000
                                               =============  =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable, accrued liabilities      $   2,164,000   $  1,990,000

    Current maturities of long-term debt           1,693,000      2,030,000
                                               _____________   ____________
          Total current liabilities            $   3,857,000   $  4,020,000

Long-term debt, less current maturities           24,465,000     20,305,000

Convertible debentures                             3,850,000      3,850,000

Deferred income taxes                                155,000        175,000

Redeemable common stock, $.001 par value
   1,622,448 shares issued and outstanding         3,261,000      2,628,000

Stockholders' equity:

  Common stock:Par value $.001; 24,000,000
        shares authorized; 4,929,789
        outstanding, less 1,622,448 shares
        subject to repurchase                         3,000          3,000

     Preferred stock; par value $.001;
        1,000,000 shares authorized;
        none issued                                     -              -

     Paid-in capital                              7,878,000      8,459,000

     Retained Earnings                            1,034,000        261,000
                                                ===========     ==========
          Total liabilities and
          stockholder's equity                  $44,503,000    $39,701,000
                                                ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

             AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                Three Months Ended         Nine Months Ended
                                   September 30,              September 30,

                                 2004         2003          2004         2003
                              __________   __________   ___________   __________
    Revenues                  $6,888,000   $6,346,000   $20,151,000  $18,628,000
                              __________   __________   ___________   __________
    Costs and expenses

        Direct operating        4,830,000   4,440,000    13,702,000   13,042,000

        General and
        administrative            465,000     384,000     1,440,000    1,214,000

        Depreciation and
        amortization              429,000     543,000     1,344,000    1,299,000

        Early Retirement
        of Debt                   439,000          -        439,000           -

        Interest expense          444,000     339,000     1,661,000    1,522,000
                               __________   _________    __________   __________
    Income from continuing
        operations before
        income tax
        expense               $  281,000    $640,000    $1,565,000    $1,551,000

        Income tax expense        99,000     198,000       586,000       558,000
                              __________    ________    __________    __________
    Income from continuing
        operations            $  182,000   $ 442,000     $979,000      $ 993,000

    Discontinued operations,
        net of income taxes    (158,000)   (131,000)     (206,000)     (170,000)
                              __________   _________    __________   ___________
    Net income                $   24,000   $ 311,000    $ 773,000      $ 823,000
                              ==========   =========    ==========   ===========

    Net income (loss) per
    share, basic
    Continuing operations     $     0.03   $    0.09    $    0.20    $      0.20
                              ==========   =========    =========    ===========

    Discontinued operations   $   (0.03)   $  (0.03)    $  (0.04)    $    (0.03)
                              ==========   =========    =========    ===========

        Total                 $       -    $    0.06    $    0.16    $      0.17
                              ==========   =========    =========    ===========


    Net income (loss) per
      share diluted

      Continuing operations   $     0.03   $    0.09    $    0.19    $      0.20
                              ==========   =========    =========    ===========

      Discontinued operations $   (0.03)   $  (0.03)    $  (0.04)    $    (0.03)
                              ==========   =========    =========    ===========

          Total               $       -    $    0.06    $    0.15    $      0.17
                              ==========   =========    =========    ===========


 The accompanying notes are an integral part of these consolidated financial statements.

             AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (Unaudited)

                                         For the nine months ended September 30,
                                                          2004           2003
                                                       ___________   ___________
OPERATING ACTIVITIES:

       Net income                                       $  773,000    $  823,000

       Adjustments to reconcile net income to
        net cash provided by operating activities:

      Depreciation and amortization                      1,344,000     1,299,000

      Amortization of debt issue costs                     218,000       200,000

            Early retirement of debt (non-cash)            313,000            -

        Loss (gain) on sale of property                   (13,000)        14,000

        Changes in operating assets and
        liabilities:

      Decrease (increase) in:

         Accounts receivable                           (1,091,000)     (603,000)

                  Prepaid expenses and other           (1,141,000)     (148,000)

                  Restricted cash - current              (285,000)            -

     Increase (decrease) in:

         Accounts payable, accrued liabilities,            154,000       107,000
         and other                                     ___________    __________
     Net cash provided by operating activities        $    272,000   $ 1,692,000
                                                       ___________    __________
INVESTING ACTIVITIES:

    Capital expenditures                                 (883,000)   (2,017,000)

    Proceeds from the disposition of property               35,000        67,000
                                                      ____________   ___________
           Net cash used in investing activities      $  (848,000)  $(1,950,000)
                                                      ____________  ____________
FINANCING ACTIVITIES:

     Proceeds from borrowings                           46,127,000    21,758,000

     Repayment of borrowings                          (43,908,000)  (21,893,000)

     Reserved cash due to Bonds                        (1,010,000)           -

     Proceeds from warrant and option exercise             52,000          4,000
                                                     ____________   ____________
           Net cash provided by (used in)            $  1,261,000   $  (131,000)
           financing activities                      ____________   ____________

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                               685,000      (389,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          1,015,000      1,250,000
                                                     ____________   ____________
CASH AND CASH EQUIVALENTS, END OF PERIOD             $  1,700,000   $    861,000
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

     The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been omitted. The accompanying unaudited consolidated financial statements and notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2003 and the notes thereto contained in the Company's Form 10-K filing for the year ended December 31, 2003. The results of operations for the three months and nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the entire year ended December 31, 2004.

     The consolidated balance sheet as of September 30, 2004, the statements of operations for the three and nine months ended September 30, 2004 and 2003 and the statements of cash flows for the nine months ended September 30, 2004 and 2003 are unaudited and, in the opinion of management, reflect all adjustments that are necessary for a fair presentation of the financial position as of such date and the results of operations and cash flows for the periods then ended. All such adjustments are of a normal and recurring nature.

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


                                   Three months ended September 30,     Nine months ended September 30,
                                   ---------------------------------------------------------------------
                                           2004          2003              2004            2003
                                   ---------------------------------    --------------------------------
Net income, as reported             $    24,000     $   311,000        $  773,000     $    823,000

Deduct: Total stock-based
employee compensation expense
determined under fair value based
method for all awards, net of
related tax effects                      10,000          22,000            29,000           66,000
                                    -----------     -----------        ----------     ------------
Pro forma net income                $    14,000     $   289,000        $  744,000     $    757,000
                                    ===========     ===========        ==========     ============
Earnings per share:

           Basic - as reported      $         -     $      0.06        $     0.16      $      0.17
                                    ============    ===========        ==========      ===========
           Basic - pro forma        $         -     $      0.05        $     0.15      $      0.15
                                    ============    ===========        ==========      ===========
           Diluted - as reported    $         -     $      0.06        $     0.15      $      0.17
                                    ============    ===========        ==========      ===========
           Diluted - pro forma      $         -     $      0.05        $     0.14      $      0.15
                                    ============    ===========        ==========      ===========

NOTE 2.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                    September 30,   December 31,

                                                        2004             2003
                                                    -------------   ------------
Senior credit facility:
    revolving line of credit                         $         -    $     40,000

    term loan                                          4,500,000      11,034,000

Notes payable to banks and finance companies,
    collateralized by transportation equipment,
    due in installments through March 2012
    with interest ranging from 4.85% to 8.75%            858,000       1,110,000

Note payable secured by certificate of deposit           900,000              -

Note payable to an investment company,
     uncollateralized; includes unaccreted
     original issue premium                                   -       10,151,000

Note payable from Bond proceeds                       19,900,000              -
                                                   -------------     -----------
                                                     $26,158,000    $ 22,335,000

Less - current maturities                              1,693,000       2,030,000
                                                   -------------     -----------
                                                     $24,465,000    $ 20,305,000
                                                   =============    ============

     On July 15, 2004, Adams County, Colorado issued $19,900,000 of bonds ("the Bonds") and loaned the proceeds to a subsidiary of the Company. The Bonds were issued at par, bear interest at rates ranging from 8.375% to 10.25% and mature on various dates between August 1, 2011 and August 1, 2024. The Bonds contain certain covenant requirements that the Company must maintain. The Company was in compliance with all covenants at September 30, 2004.

     On September 28, 2004, the Company entered into a credit agreement with Bank of America, N.A. The new credit facility consists of a term loan in the amount of $4,500,000 and a revolving line of credit in the amount of $1,000,000. Both portions of the credit facility bear interest at the 30 day LIBOR rate plus 2.5%. At September 30, 2004, the interest rate was approximately 4.4%. The credit facility contains certain covenant requirements that the Company must maintain. The Company was in compliance with all debt covenants at September 30, 2004.

     At December 31, 2003, the Company had a senior credit facility collateralized by certain assets of the Company with Fleet Capital consisting of a term loan and a revolving line of credit equal to the lesser of $3,000,000 or 80% of eligible accounts receivable. The interest rate on the senior credit facility was comprised of a base rate margin and LIBOR margin, which varied in relation to the senior debt to EBITDA ratio. At December 31, 2003, the rate was approximately 4.75% on the senior credit facility. As of September 30, 2004, the senior credit facility with Fleet Capital has been repaid in full.

     Included in long-term debt on December 31, 2003, was the remaining portion of a $15,000,000 private placement of debt and equity with an investment company, which occurred on September 16, 1998. Pursuant to the terms of the agreement, the Company tendered an unsecured subordinated note with a face value of $10,000,000 bearing interest at 14.5%. The Company also tendered 1,622,448 shares of redeemable common stock to the investment company. These shares are subject to repurchase by the Company under certain circumstances, or beginning September 16, 2003, at the holders option, at the then current average traded price of the stock. The Company is accreting the difference between the carrying value and the estimated redemption price of the stock by periodic charges / credits to additional paid-in capital. The Company obtained an independent fair value appraisal of the equity instrument reflecting a fair value allocation of the redeemable common stock of $4,635,000.


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

     The options generally vest within five years and have a ten-year expiration period. The Company amended its Plan on December 1, 1996, increasing the number of shares available under the Plan to 600,000, and further amended its plan on May 21, 2003, increasing the number of shares available to 700,000. Non-statutory options have been granted providing for the issuance of 646,560 shares of Class A common stock at exercise prices ranging from $1.32 to $4.25 per share. Options providing for the issuance of 576,956 shares were exercisable at September 30, 2004.

NOTE 4.  LITIGATION AND CONTINGENCIES

     The Company is a party to litigation arising in the normal course of business. Management believes that the ultimate outcome of these matters will not have a material effect on the Company's financial condition or results of operations.

NOTE 5.  RESTRICTED CASH

     The Company is required to hold cash in reserve in four trust accounts applicable to the Bonds; (i) a debt service reserve fund, in the amount of $995,000 at September 30, 2004, (ii) a major maintenance reserve fund, in the amount of $15,000 at September 30, 2004, (iii) a bond fund, which includes a principal account, in the amount of $50,000 at September 30, 2004, and (iv) a revenue fund in the amount of $235,000 at September 30, 2004. Funds (i) and (ii) are classified as long term restricted cash, and funds (iii) and (iv) are classified as current restricted cash.

NOTE 6.  EARNINGS PER SHARE

     The following table sets forth the computation of earnings per share and earnings per share assuming dilution.

                                                     Three months ended              Nine months ended
                                                        September 30,                   September 30,

                                                     2004         2003           2004          2003
------------------------------------------------------------------------------------------------------
Numerator:

   Net income - basic                             $   24,000   $  311,000    $   773,000   $   823,000

Numerator for earnings per share, diluted         $   24,000   $  311,000    $   773,000   $   823,000
                                                  ==========   ==========    ===========   ===========
Denominator for earnings per share:

   Weighted average shares outstanding - basic     4,929,789    4,896,615      4,911,977     4,895,545

   Effect of dilutive securities:

    - stock options                                  123,852        7,799        145,811         2,364

    - stock warrants                                 201,220           -         229,167             -

Denominator for earnings per share, diluted      $ 5,254,861   $ 4,904,414    $ 5,286,955   $4,897,909
                                                 ===========   ===========    ===========   ==========
Earnings per share, basic                        $       -     $      0.06    $      0.16   $     0.17
                                                 ===========   ===========    ===========   ==========
Earnings per share, diluted                      $       -     $      0.06    $      0.15   $     0.17
                                                 ===========   ===========    ===========   ==========


Number of outstanding convertible debentures,
warrants and options excluded from the above
calculations as they would be anti-dilutive        1,434,833     2,581,113      1,434,833    2,581,113

NOTE 7.  RECENTLY ADOPTED ACCOUNTING STANDARDS

     In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities"
(VIEs), which is an interpretation of Accounting Research Bulletin (ARB) No. 51, "Consolidated Financial Statements." FIN 46, as revised by FIN 46(R), addresses the application of ARB No. 51 to VIEs, and generally would require that assets, liabilities and results of the activity of a VIE be consolidated into the financial statements of the enterprise that is considered the primary beneficiary. This interpretation applies immediately to VIEs created after January 31, 2003, and to VIEs in which a company obtains an interest after that date. The Company had not created or obtained an interest in any VIEs in 2003. In addition, the interpretation became applicable on December 31, 2003 for special purpose entities (SPEs) created prior to February 1, 2003. As of December 31, 2003, the Company had no SPEs for which it was considered the primary beneficiary. For non-SPEs in which a company holds a variable interest that it acquired before February 1, 2003, the FASB postponed the date on which the interpretation became applicable to March 31, 2004.

     The Company identified one non-consolidated entity as a VIE where the Company is considered the primary beneficiary (see Note 8). In accordance with the provisions of FIN 46, as revised, the Company has consolidated this VIE as of January 1, 2004. Consolidation of this VIE did not have a material effect on the consolidated results of operations or financial position.

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

NOTE 8.  ASSETS HELD FOR SALE AND DISPOSITION

     Assets held for sale are valued on an asset-by-asset basis at the lower of the carrying amount or fair value, less costs to sell, and consist of property and equipment. In estimating fair value, management considered the pending status of the Union City facility and the appraised value of the assisted living center. The Company anticipates a sale of the Union City facility will result in proceeds in excess of its carrying value.

     The Company holds a 15% equity interest in an assisted living center and has guaranteed debt related to the building of the investee and has pledged $900,000 in certificates of deposit for the guarantee. The Company has recognized losses of the investee and has reduced its carrying value in the investment to zero. The outstanding debt balances were approximately $900,000 and $1,665,000 at September 30, 2004 and 2003, respectively. The Company would have the right to sell the assisted living center as a going concern and use any proceeds, after payment of debts, to recover amounts owed to it by the assisted living center in the event of default of the debt payments. The appraised value of the assisted living center exceeds the carrying value and the existing debt. The Company has consolidated this entity under FIN 46, as revised by FIN 46 (R) as of January 1, 2004 (see Note 7) and if the Company would sell the asset for less than the carrying value, the Company could be required at that time to recognize a loss on the disposition of the asset. Total assets of the assisted living center totaled approximately $1,617,000 as of September 30, 2004. Gains for the nine months ended September 30, 2004 equaled $50,000, and gains for the three months ended September 30, 2004 equaled $25,000. The assisted living center is for sale and the Company has classified the asset as held for sale and has recorded its operations as discontinued operations.

     The Company owns a facility in Union City, Oklahoma utilized until December 2, 2002 for a contract with the Oklahoma Office of Juvenile Affairs. The facility is currently utilized as an overflow center for weekend clients assigned to the Carver Center. The Company has classified the facility as held for sale and has recorded the operations of the facility as discontinued operations. The Company is in discussions with several parties expressing an interest in a transaction for a purchase or lease of the facility. In the event these potential transactions are not successful, an impairment of the carrying value may be required at a future date. The Company has reviewed the carrying value of the facility and determined an impairment of the carrying value is not warranted at this time.

     Following is the revenue and net income (loss) of the Union City facility and the assisted living center:



                                         Three months ended September 30,

                                 2004         2003           2004           2003
                            ----------------------------------------------------

                               Assisted Living Center       Union City Facility
                               ----------------------       --------------------

Revenue                     $  183,000           -              -              -

Pretax net income (loss)        25,000           -        (90,000)      (52,000)

                                          Nine months ended September 30,

                                2004          2003           2004           2003
                             ---------------------------------------------------

                               Assisted Living Center       Union City Facility
                             -------------------------      --------------------

Revenue                     $  543,000           -             -              -


Pretax net income (loss)        50,000           -      (153,000)      (170,000)


     Certain reclassifications of prior periods' amounts have been made to interest, depreciation expense, and discontinued operations to conform with the current period presentation.

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

Results of Operations -

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003.

     The Company's revenues increased by 9% to $6,888,000 for the three months ended September 30, 2004 from $6,346,000 for the three months ended September 30, 2003. The increase in net revenues was primarily a result of an increase in the Company's offender census during the three months ended September 30, 2004. The Company's income from continuing operations before taxes decreased 56% to $281,000 during the third quarter of 2004 compared to $640,000 during the third quarter of 2003. The decrease was primarily a result of early retirement of debt, in the third quarter of 2004, in the amount of $439,000.

     Operating income before interest, depreciation and amortization, discontinued operations, early retirement of debt and income taxes increased 5% to $1,593,000 for the third quarter of 2004 from $1,522,000 for the third quarter of 2003. The average daily residential offender census increased by 11% to 1,967 for the third quarter of 2004 from 1,780 for the third quarter of 2003. The average daily non-residential offender census was 350 for the third quarter of 2004 compared to 274 for the third quarter of 2003. The data to reconcile the Company's income from continuing operations before tax for the third quarter of 2004 of $281,000 to operating income of $1,593,000 is as follows. Add back to income from continuing operations before tax the amounts of $444,000 for interest expense, $439,000 for early retirement of debt and $429,000 for depreciation and amortization expense. The information necessary to reconcile the Company's income from continuing operations before tax for the third quarter of 2003 of $640,000 to operating income of $1,522,000 is as follows. Add back to income from continuing operations before tax the amounts of $339,000 for interest expense and $543,000 for depreciation and amortization expense.

               AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES

     Direct operating expenses increased by 9% to $4,830,000 for the three months ended September 30, 2004 from $4,440,000 for the three months ended September 30, 2003. General and administrative expenses increased by 21% during the third quarter of 2004 compared to the third quarter of 2003. This resulted primarily from increases in accounting and professional fees. Direct operating and general and administrative expenses remained fairly constant at approximately 70% and 7% of revenues, respectively, during the third quarter of 2004 and 2003.

     Depreciation and amortization expense decreased by 21% to $429,000 for the third quarter 2004 from $543,000 for the third quarter 2003. The decrease was a result of the Company's classification change of the Union City facility to held for sale, in 2004. The amortization of intangible contract costs was $65,000 for the third quarter of 2004 and $56,000 for the third quarter of 2003. Interest expense increased by $100,000 for the third quarter of 2004, as compared to the third quarter of 2003 as a result of higher interest rates and additional indebtedness.

     The Company's income tax expense was $99,000 for the third quarter of 2004, a decrease of $99,000 over the income tax expense of $198,000 for the third quarter of 2003. Income from continuing operations decreased $260,000 or 59% to $182,000 compared to $442,000 for the third quarter of 2003. Net income after discontinued operations decreased $287,000 or 92% in the third quarter of 2004 to $24,000, as compared to $311,000 for the third quarter of 2003.

     The assisted living center and the Union City facility are for sale and the Company has classified the assets as held for sale and has recorded the related operations as discontinued operations (see Note 8).


     Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003.

     The Company's revenues increased $1,523,000 to $20,151,000 for the nine months ended September 30, 2004 compared to $18,628,000 for the nine months ended September 30, 2003. The increased revenues were a result of an increase in the company's offender census during the nine months ended September 30, 2004.

     Operating income before interest, depreciation and amortization, discontinued operations, early retirement of debt and income taxes was $5,009,000 for the nine months ended September 30, 2004 compared to $4,372,000 for the nine months ended September 30, 2003. The increase in earnings before interest, taxes, depreciation and amortization, early retirement of debt and discontinued operations was a result of the increase in average daily residential offender census of 9% to 1,938 for the nine months ended September 30, 2004 from 1,778 for the nine months ended September 30, 2003 and an increase in the average daily non-residential offender census of 17% to 325 for the nine months ended September 30, 2004 from 277 for the nine months ended September 30, 2003. Operating income before interest, depreciation and amortization, discontinued operations, early retirement of debt and income taxes can be reconciled to income from continuing operations before taxes by adding interest, early retirement of debt and depreciation and amortization expenses to income before taxes.

     Income from continuing operations before taxes remained fairly constant at $1,565,000 and $1,551,000, respectively, for the nine months ended September 30, 2004 and 2003.

     The Company recorded a tax provision of $586,000 for the nine months ended September 30, 2004, compared to a provision of $558,000 for the nine months ended September 30, 2003. Net income after discontinued operations decreased $50,000 or 6% in the nine months ended September 30, 2004 to $773,000, as compared to $823,000 for the nine months ended September 30, 2003.

Liquidity and Capital Resources -

     The Company's business strategy is to focus on the private community corrections industry, expanding its operations in existing and additional states through new federal and state contracts and selective acquisitions. The successful implementation of the Company's growth plan will create the need for additional capital and financing.

     The Company's working capital at September 30, 2004 was $3,188,000, with a current ratio of 1.83:1.00 compared to working capital of $1,707,00 and a current ratio of 1.36:1.00 at September 30, 2003.

     Capital expenditures for the first nine months of 2004 were $1,085,000, compared to $2,017,000 for the first nine months of 2003. The first nine months of 2004 capital expenditures include normal, operating purchases of vehicles and equipment. The Company also expanded Carver Center to 406 beds from 300. The first half 2003 capital expenditures included the expansion of the Phoenix Center to 207 beds, completed in the summer of 2003.

     The Company had approximately $3,835,000 (including a $900,000 pledged certificate of deposit) of cash, short-term investments, and revolving credit available for new projects at September 30, 2004. The Company believes it has adequate cash reserves and cash flow from operations to meet its current cash requirements. The Company expects current contracts to generate sufficient income to increase cash balances.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk Exposure

     The primary market risk exposures affecting the Company are changes in interest rates. The Company is exposed to market risk related to the bank credit facility. The interest on the credit facility is subject to fluctuations in interest rates. Assuming an immediate increase or decrease of 100 basis points in interest rates, the interest expense for the nine months ended September 30, 2004 and 2003 would have been increased or decreased by approximately $66,000.

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

     The Company's Chief Executive Officer and its Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in periodic SEC filings. There have not been any changes in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15 (f) and 15d-15(f)) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

               AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION


Item 1.   Legal Proceedings - None.

Item 2.   Changes in Securities - None.

Item 3.   Defaults Upon Senior Securities - None.

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information - None.

Item 6.   Exhibits and reports on Form 8-K -

     The Company filed a current report on Form 8-K, dated July 16, 2004, reporting on "Item 5. Other Events" the completion of the Bond financing transaction (see Part I, Note 2) and a current report on Form 8-K, dated September 28, 2004, reporting on "Item 7.01. Regulation FD Disclosure" the credit facility with Bank of America, N.A. (see Part I, Note 2).

     The following exhibits are filed as a part of this Quarterly Report on Form 10-Q:

     31.1 Certification of the Chief Executive Officer of Avalon Correctional Services, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of the Chief Financial Officer of Avalon Correctional Services, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of the Chief Executive Officer of Avalon Correctional Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification of the Chief Financial Officer of Avalon Correctional Services, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               AVALON CORRECTIONAL SERVICES, INC. AND SUBSIDIARIES

                                   SIGNATURES



     In accordance with the requirement of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:   November 10, 2004                     AVALON CORRECTIONAL SERVICES, INC.




                                     By:           s/ Donald E.  Smith
                                     ___________________________________________
                                     Donald E. Smith, Chief Executive Officer



                                     By:           s/ Michael C. Bradley
                                     ___________________________________________
                                     Michael C. Bradley, Chief Financial Officer

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


November 10, 2004

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


November 10, 2004

/s/ Michael C. Bradley

Michael C. Bradley
Chief Financial Officer

                                                                   Exhibit 31.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Avalon Correctional Services, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Donald E. Smith, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Donald E. Smith

Donald E. Smith
Chief Executive Officer
November 10, 2004

                                                                   Exhibit 31.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Avalon Correctional Services, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael C. Bradley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Michael C. Bradley

Michael C. Bradley
Chief Financial Officer
November 10 2004